Form 10-K
period 2012-12-31
Chart Acquisition Corp.
filed 2013-04-01
CIK 1527349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35762

 CHART ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	45-2853218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o The Chart Group, LP 75 Rockefeller Plaza, 14th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (212) 350-8205

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.0001 per share	NASDAQ Capital Market
Warrants to purchase Common Stock	NASDAQ Capital Market
Units (Common Stock and Warrants)	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒     No  ☐

The aggregate market value of the Units (which were the only trading voting and non-voting common equity) outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the Registrant’s Units on December 31, 2012, as reported on the Nasdaq Capital Market, was $75,375,000.  As of April 1, 2013, there were 9,750,000 shares of common stock, par value $.0001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to,:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 18. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “Chart”, “the Registrant,” “we,” “us” and “our” refer to Chart Acquisition Corp.

PART I

Item 1.     Business

Business Strategy

We are a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We seek to capitalize on the global network and investing and operating experience of our management team to identify, acquire and operate one or more businesses focused on the provision and/or outsourcing of government services operating within or outside of North America, although we may pursue acquisition opportunities in other business sectors or geographic regions. We believe that the acquisition and operation of an established business focused on the provision and/or outsourcing of government services will provide a foundation from which to build, through acquisition or organic growth, a diversified business platform. We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire to satisfy the increased demand for the provision and/or outsourcing of government services because of the experience of our management team in the government sector. However, our management team’s global network and investing and operating experience is not a guarantee of a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue their respective roles, or any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed. Although we may acquire a non-United States business, our primary search for acquisition targets will focus on domestic operating businesses.

We anticipate structuring a business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target with the objective of making sure that we are not required to register as an investment company under the Investment Company Act, based on the fact that less than 40% of our assets will be defined as investment securities under the provisions of that statute. We will not consider any transaction that does not meet these criteria. Even though we will own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be required to consummate a business combination with a target whose fair market value equals to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on the income earned on the trust account).

Our management team intends to focus on increasing stockholder value by growing revenue (through organic growth and acquisitions) and improving the efficiency of business operations. Consistent with this strategy, we believe the following general criteria and guidelines are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

•
Opportunities for Platform Growth: We will seek to acquire one or more businesses or assets that we can grow both organically and through acquisitions. Particularly in regard to the provision and/or outsourcing of government services, we may initially consider those sectors that complement our management team’s background, such as information technology and analysis, communications, equipment manufacturing and assembling, advanced materials, electronic components, and imaging and sensors.

•
History of and Potential for Strong Free Cash Flow Generation: We will seek to acquire one or more businesses that have the potential to generate strong free cash flow (i.e. companies that typically generate cash in excess of that required to maintain or expand the business’s asset base). We will focus on one or more businesses that have recurring revenue streams and low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

•
Established Companies with Proven Track Records: We will seek to acquire established companies particularly those focused on industries connected to the provision and/or outsourcing of government services industries with sound historical financial performance. We will typically focus on companies with a history of strong operating and financial results. Although we are not restricted from doing so, we do not intend to acquire start-up companies.

•
Experienced and Motivated Management Teams: We will seek to acquire businesses that have strong, experienced management teams with a substantial personal economic stake in the performance of the acquired business. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We expect that the operating expertise of our officers and directors will complement, not replace the target’s management team.

•
Strong Competitive Industry Position: We will seek to acquire businesses focused on the provision and/or outsourcing of government services industries that have strong fundamentals although we may acquire businesses in other industries. The factors we will consider include growth prospects, competitive dynamics, level of consolidation, need for capital investment and barriers to entry. We will focus on companies that have a leading or niche market position. We will analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on product quality, customer loyalty, cost impediments associated with customers switching to competitors, intellectual property protection and brand positioning. We will seek to acquire one or more businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Our executive offices are located at c/o The Chart Group, LP,  75 Rockefeller Plaza, 14th Floor, New York, NY 10019 and our telephone number at that location is (212) 350-8205.

Significant Activities Since Inception

A registration statement for the offering was declared effective December 13, 2012. On December 19, 2012, the Company sold 7,500,000 units (“units”) in the offering at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $.0001 par value per share (“common stock”) and one common stock purchase warrant (“warrant”). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $11.50 commencing the later of 30 days following the completion of an initial business combination or December 19, 2013 (one year from the closing date of the offering), and expiring five years from the date of our initial business combination, or earlier upon redemption or liquidation. On December 19, 2012, the Company received gross proceeds of approximately $78,750,000 (which includes proceeds from the private placement of units consummated simultaneously with the closing of the initial public offering, as described below) before deducting deferred underwriting compensation of $2.34 million.

Simultaneously with the closing of our initial public offering on December 19, 2012, Chart Acquisition Group LLC (the “sponsor”) purchased 231,250 placement units, Joseph Wright, our Chairman and Chief Executive Officer, purchased 12,500 placements units and Cowen Overseas Investment LP (“Cowen Overseas”), an affiliate of Cowen and Company, LLC, one of the lead underwriters in our initial public offering, purchased 131,250 placement units. Each placement unit sold in the private placement consists of one share of Common Stock and one warrant to purchase one share of common stock with an exercise price of $11.50, at a price of $10.00 per unit (a total of $3,750,000). These placement units and their component securities are subject to lock-up provisions. The placement warrants are non-redeemable so long as they are held by the initial holders or their permitted transferees. The placement warrants may also be exercised by the initial holders, or their permitted transferees, for cash or on a cashless basis. In addition, the placement warrants which form a part of the placement units issued to Cowen Overseas, so long as they held by Cowen Overseas or any of its related persons under FINRA rules, will expire five years from the December 13, 2012, or earlier upon our liquidation, instead of five years from the consummation of our initial business combination, or earlier upon our liquidation. Other than as stated above, the placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units at our initial public offering.

Subsequent to the offering, an amount of $75,000,000 (including $2.34 million of deferred underwriters fee) of the net proceeds of the offering was deposited in an interest-bearing trust account (“trust account”) which may be invested only in United States government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest solely in United States treasuries.

On December 14, 2012, our units commenced trading on Nasdaq under the symbol “CACGU”. Holders of our units were able to separately trade the common stock and warrants included in such units commencing on February 4, 2013 and the trading in the units has continued under the symbol CACGU. The common stock and warrants are listed on Nasdaq under the symbols “CACG” and “CACGW”, respectively.

We will provide our stockholders with the opportunity to redeem their shares of common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes or the payment of taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. There will be no redemption rights upon the consummation of our initial business combination with respect to our warrants. However, our sponsor, Mr. Wright and Cowen Overseas have agreed to offer to purchase, collectively, up to 3,750,000 warrants at $0.60 per warrant in a proposed tender offer to be commenced in connection with our initial business combination, as described above. Our initial stockholders have agreed to waive their redemption rights with respect to any public shares they may acquire following our initial public offering, in connection with a tender offer or stockholder vote. Each of our initial stockholders and Cowen Overseas (as applicable) has agreed to waive its redemption rights with respect to the founder shares and placement shares (i) in connection with the consummation of a business combination, (ii) if we fail to consummate our initial business combination by September 13, 2014, (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration of the 21 month period. Our sponsor, Mr. Wright and Cowen Overseas have deposited an aggregate of $2,250,000 with Continental Stock Transfer & Trust Company, as escrow agent, into a segregated escrow account at Morgan Stanley & Co., LLC (representing $0.60 per warrant for up to 3,750,000 warrants) to fund the warrant tender offer.

Effecting a Business combination

General

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We will seek to acquire established companies that have demonstrated sound historical financial performance. Although we are not restricted from doing so, we do not intend to acquire start-up companies. In the event we did acquire such a company, we would be subject to the numerous risks inherent in such companies and business, which we would disclose in the tender offer or proxy materials.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

 The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be required to consummate a business combination with a target whose fair market value equals to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on the income earned on the trust account). Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with and contemporaneous with the consummation of our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Acquisition Candidates

We believe there are numerous candidates in industries involved with the provision and/or outsourcing of government services that present opportunities for acquisition and value enhancement by our management team, board of directors and advisors. Although we may consider a target business outside of the United States as a result of the increased globalization of business and heightened security concerns abroad, we currently intend to concentrate our search of target businesses in the United States.

We anticipate that potential target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, including publicly available information, public relations and marketing efforts or direct contact by management.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our initial stockholders or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than the up to $10,000 per month for office space, administrative services and other incurred expenses relating to our operations payable to The Chart Group L.P., an affiliate of our sponsor. None of our initial stockholders, officers, directors and any of their respective affiliates will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders, officers or directors. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with our initial stockholders, or an affiliate of our initial stockholders, in the pursuit of an initial business combination. In the event we seek to complete an initial business combination with such a company or we partner with an initial stockholder or an affiliate of an initial stockholder in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA that such an initial business combination is fair to our stockholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Selection of a target business and structuring of our initial business combination

Subject to the Nasdaq requirement that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be required to consummate a business combination with a target whose fair market value equals to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on the income earned on the trust account). In any case, we will consummate our initial business combination only if we (or any entity that is a successor to us in a business combination) will acquire a majority of the outstanding voting securities or assets of the target with the objective of making sure that we are not required to register as an investment company under the Investment Company Act based on the fact that less than 40% of our assets will be defined as investment securities under the provisions of that statute. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete a business combination. We will seek to acquire established companies that have demonstrated sound historical financial performance. Although we are not restricted from doing so, we do not intend to acquire start-up companies. To the extent we effect a business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that members of our management team will have experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve a business combination

We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. Therefore we do not intend to seek stockholder approval before we effect our initial business combination as not all business combinations require stockholder approval under applicable state law.

However, we will seek stockholder approval, if it is required by law or Nasdaq, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares following the consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account. Our initial stockholders, directors, officers or their affiliates may also purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our initial stockholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii), where the purchases are made by our initial stockholders, directors, officers or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

As a consequence of any such purchases by us:

•	the funds in our trust account that are so used will not be available to us after the business combination;
•

the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the continued listing of our securities on Nasdaq or another national securities exchange in connection with our initial business combination;

•
because the stockholders who sell their shares in a privately negotiated transaction may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the deferred underwriting commissions or franchise or income taxes payable, our remaining stockholders may bear the entire payment of such deferred commissions and franchise or income taxes payable. That is, if we seek stockholder approval of our initial business combination, the redemption price per share payable to public stockholders who elect to have their shares redeemed will be reduced by a larger percentage of the franchise or income taxes payable than it would have been in the absence of such privately negotiated transactions, and stockholders who do not elect to have their shares redeemed and remain our stockholders after the business combination will bear the economic burden of the deferred commissions and franchise or income taxes payable because such amounts will be payable by us; and

•
the payment of any premium would result in a reduction in book value per share for the remaining stockholders compared to the value received by stockholders that have their shares purchased by us at a premium.

Our initial stockholders, officers, directors and/or their affiliates anticipate that they will identify the public stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the public stockholders contacting us directly or by our receipt of redemption requests submitted by such public stockholders following our mailing of tender offer materials in connection with our initial business combination. To the extent that our initial stockholders, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Pursuant to the terms of such arrangements, any shares so purchased by our initial stockholders, officers, advisors, directors and/or their affiliates would then revoke their election to redeem such shares. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes or the payment of taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. Our initial stockholders and Cowen Overseas (as applicable) have each agreed with respect to the founder shares and the placement shares held by them to waive their respective redemption rights in connection with the consummation of our initial business combination.

Manner of Conducting Redemptions

Unlike many blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even if not required by law or Nasdaq, if a stockholder vote is not required by law or Nasdaq and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of the proposed business combination, and

•
file tender offer documents with the SEC prior to consummating our initial business combination that will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In connection with the consummation of our business combination, we may redeem pursuant to a tender offer up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all common stock that is validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares of common stock pursuant to the tender offer and all shares of common stock will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our common stock electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our stockholders, not just our public stockholders. Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares, placement shares and public shares in connection with any such tender offer.

If, however, stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, we will:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon consummation of the initial business combination.

If we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our initial stockholders have agreed to vote their founder shares and placement shares and any public shares purchased during or after the offering in favor of our initial business combination. Additionally, each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest but less interest withdrawn for working capital purposes, to pay taxes or dissolution costs and subject to certain volume limitations, as described below. In addition, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares, placement shares and public shares in connection with the consummation of a business combination.

Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the number of shares voted, against their initial business combination by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. Since we have no such specified maximum redemption threshold and since even those public stockholders who vote in favor of our initial business combination will have the right to redeem their public shares, our structure is different in this respect from the structure that has been used by many blank check companies. This may make it easier for us to consummate our initial business combination. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Limitation on redemption upon consummation of a business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 20% or more of the shares sold in our initial public offering. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding 20% or more of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem 20% or more of the shares sold in our initial public offering, we believe we will limit the ability of a small number of stockholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

Proposed warrant tender offer

Our sponsor, Mr. Wright, and Cowen Overseas, have collectively committed to offer to purchase up to 3,750,000 of our issued and outstanding warrants at a purchase price of $0.60 per warrant in a proposed tender offer that would commence after our announcement of our initial business combination and expire upon the consummation of such initial business combination. The proposed purchase price of $0.60 was determined by our sponsor, Mr. Wright and Cowen Overseas in consultation with the representatives of the underwriters of our initial public offering and based on these entities’ knowledge of the securities markets. The purpose of the warrant tender offer is twofold: first, unlike other blank check companies, the warrant tender offer provides public warrant holders that may not wish to retain their warrants following our initial business combination the possibility of receiving cash for their warrants; and, second, in the event we liquidate upon a failure to consummate our initial business combination, the public warrant holders would receive a pro rata distribution of the amount in the escrow account in the amount of $0.30 for each public warrant they hold, which public warrants, absent such a distribution as with other blank check companies, would expire worthless. As a result, in the event stockholder approval of an initial business combination is sought, those warrant holders that are also stockholders will be incentivized to vote in favor of an initial business combination for the opportunity to receive up to $0.60 per warrant (in the event no more than 3,750,000 warrants are tendered) in place of $0.30 per warrant (in the event of liquidation of the escrow account).

At the time of the proposed tender offer, each of our sponsor, Mr. Wright, and Cowen Overseas will also hold placement warrants, and has agreed not to tender such placement warrants in the proposed tender offer. Through the warrant tender offer, our sponsor, Mr. Wright, and Cowen Overseas will effectively offer to purchase up to 50% of the warrants sold as part of the units in our initial public offering. If the warrant tender offer is consummated, the public stockholders will suffer no dilutive effect as the overall number of outstanding warrants will remain unchanged. However, the relative voting power of our sponsor, Mr. Wright and Cowen Overseas with respect to the public stockholders on a fully diluted basis will increase based on their greater shareholding on an “as exercised” basis. We expect the tender offer documents relating to the warrant tender offer to include information substantially similar to the information that would be included in a proxy statement or tender offer document provided to public stockholders in connection with a proposed initial business combination. We do not expect the information provided to warrant holders will differ in any material fashion depending on whether the business combination is structured to require a stockholder vote or not.

The warrant tender offer will not be conditioned upon any minimum number of warrants being tendered, but will only close upon, and simultaneously with, the consummation of our business combination. In the event the aggregate number of public warrants validly tendered by the public warrant holders exceeds 3,750,000, each validly submitted offer to sell will be reduced on a pro rata basis in accordance with the terms of the offer to purchase that will be provided to the public warrant holders in connection with the warrant tender offer. For example, if 5,000,000 public warrants were tendered, since only 3,750,000 (75%) of the public warrants will be purchased by the warrant tender purchasers, the number of warrants purchased from each public warrant holder will be reduced on a pro rata basis such that only 75% of the validly tendered public warrants will be purchased. Any warrants not purchased by the warrant tender purchasers would be returned to the respective public warrant holders. These public warrants would still be exercisable for common stock of the company following our initial business combination and would still be tradable in the public market.

Our sponsor, Mr. Wright and Cowen Overseas have deposited an aggregate of $2,250,000 with Continental Stock Transfer & Trust Company into a segregated escrow account (representing $0.60 per warrant for up to 3,750,000 warrants) to fund the warrant tender offer. More specifically, the sponsor deposited $1,387,500, Mr. Wright deposited $75,000 and Cowen Overseas deposited $787,500. The funds held in the escrow account must be invested in United States treasuries or in money market funds that invest solely in United States treasuries with a maturity of 180 days or less.

If we are unable to consummate our business combination within the allotted time, holders of our outstanding public warrants will receive a pro-rata portion of the proceeds on deposit in this escrow account as promptly as reasonably possible but no more than five business days thereafter, after which time such warrants will expire worthless. Interest earned on the amount deposited in the escrow account, if any, will be paid to our sponsor, Mr. Wright and Cowen Overseas in accordance with the terms of the escrow agreement.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of a business combination.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate a business combination with a different target until September 13, 2014.

Redemption of public shares and liquidation if no initial business combination

Our initial stockholders, officers and directors have agreed that we will have until September 13, 2014 to consummate our initial business combination. If we have not consummated a business combination such date, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although, we expect all or substantially all of the interest released to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our initial stockholders and Cowen Overseas (as applicable) have each agreed to waive their respective redemption rights with respect to the founder shares and placement shares (i) in connection with the consummation of our initial business combination, (ii) if we fail to consummate a business combination by September 13, 2014, (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration of the 21 month period. However, if our initial stockholders, or any of our officers, directors or affiliates acquire public shares after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. Although our sponsor, Mr. Wright, and Cowen Overseas have committed to commence a proposed tender offer in connection our initial business combination to purchase up to 3,750,000 of our issued and outstanding warrants,  there will be no redemption rights or liquidating distributions from us with respect to our warrants, which will otherwise expire worthless in the event we do not consummate a business combination within the allotted month time period. We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,147,500 of proceeds held outside the trust account (as of December 31, 2012) and interest income on the balance of the trust account (net franchise and income taxes payable) that will be released to us to fund our working capital requirements, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, the per-share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of Messrs. Brady and Wright before our entering into an agreement with such third party. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where Messrs. Brady and Wright execute a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, pursuant to a written agreement, Messrs. Wright and Brady, our Chairman and Chief Executive Officer, and President and Director, respectively, have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Wright and Brady will not be responsible to the extent of any liability for such third party claims. We cannot assure you, however, that, Messrs. Wright and Brady would be able to satisfy those obligations. With the exception of Messrs. Wright and Brady as described above, none of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and Messrs. Wright and Brady asserts that they are unable to satisfy any applicable obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Messrs. Wright and Brady to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Wright and Brady to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by September 13, 2014 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by September 13, 2014  is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination by September 13, 2014, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although, we expect all or substantially all of such interest released to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 21st month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, Messrs. Wright and Brady may be jointly and severally liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $10.00 per public share less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to consummate a business combination by September 13, 2014, and will not be liable as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Wright and Brady will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination. In addition, the number of our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Item 1A. Risk Factors

You should carefully consider the following risk factors and all other information contained in this Annual Report, including the financial statements. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the Company and our business.

Risks Associated With Our Business

We are a blank check company in the development stage with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results, and we will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law or Nasdaq, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except for as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of public stockholders do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the founders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares and placement shares, as well as any public shares purchased by them in or after the offering, in favor of our initial business combination. Our initial stockholders own shares equal to 21.7% of our issued and outstanding shares of common stock (which includes 243,750 placement shares). Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares and placement shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although each of our initial stockholders and Cowen Overseas (as applicable) has agreed to waive its respective redemption rights with respect to the founder shares and, placement shares, (i) in connection with the consummation of our initial business combination, (ii) if we fail to consummate our initial business combination by September 13, 2014, (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to September 13, 2014, the expiration of the 21 month period. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of a large number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by September 13, 2014  may give potential target businesses leverage over us in negotiating our initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by September 13, 2014. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If we are unable to complete our initial business combination within the prescribed time frame, our warrants will expire worthless except for the right of holders of public warrants to receive a pro rata portion of the escrow account established for the warrant tender offer.

Our outstanding warrants may not be exercised until after the completion of our initial business combination and are not entitled to participate in the redemption of the shares of our common stock conducted in connection with the consummation of our business combination, unless a warrant redemption offer is specifically made a part thereof. While our sponsor, Mr. Wright and Cowen Overseas have agreed, collectively, to offer to purchase up to 3,750,000 public warrants at $0.60 per warrant in a proposed tender offer to be commenced in connection with our initial business combination, our warrants will expire worthless (except for the right of our public warrant holders to receive a pro-rata portion of the proceeds on deposit in the escrow account established for the warrant tender offer), and the warrant tender offer will be terminated, if we are unable to consummate a business combination within the 21 month time period, or earlier if our board resolves to liquidate and dissolve pursuant to the expiration of a tender offer conducted in connection with a failed business combination. As a result, in the event stockholder approval of an initial business combination is sought, those warrant holders that are also stockholders will be incentivized to vote in favor of an initial business combination for the opportunity to receive up to $0.60 per warrant (in the event no more than 3,750,000 warrants are tendered) in place of $0.30 per warrant (in the event of liquidation of the escrow account).

We may not be able to consummate our initial business combination by September 13, 2014, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our initial stockholders, officers and directors have agreed that we must complete our initial business combination by September 13, 2014. We may not be able to find a suitable target business and consummate a business combination within such time period. If we have not consummated a business combination by September 13, 2014, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although we expect all or substantially all of such interest to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our business combination, we, our initial stockholders, directors, officers, advisors and their affiliates may elect to purchase shares of common stock from public stockholders, in which case we or they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares following consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules. Our initial stockholders, directors, officers or their affiliates may also purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our initial stockholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Although neither we nor any of our initial stockholders, directors, officers or their respective affiliates currently anticipate paying any premium purchase price for such public shares, in the event we or they do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. In addition, the payment of a premium by us after the consummation of our initial business combination may not be in the best interest of the remaining stockholders who do not redeem their shares. Such stockholders will experience a reduction in book value per share compared to the value received by stockholders that have their shares purchased by us at a premium.

The purpose of such purchases would be to: (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii), where the purchases are made by our initial stockholders, directors, officers or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

Our purchases of common stock in privately negotiated transactions would reduce the funds available to us after the business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may privately negotiate transactions to purchase shares effective immediately following the consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules with proceeds released to us from the trust account immediately following consummation of the initial business combination. As a consequence of such purchases, the funds in our trust account that are so used will not be available to us after the business combination.

Purchases of common stock in the open market or in privately negotiated transactions or of warrants in the warrant tender offer by us or our initial stockholders, directors, officers or their affiliates may make it difficult for us to continue to list our common stock or warrants on Nasdaq or another national securities exchange.

If we or our initial stockholders, directors, officers or their affiliates purchase shares of our common stock in the open market, in privately negotiated transactions or warrants in the warrant tender offer, it would reduce the public “float” of our common stock or warrants and the number of beneficial holders of our securities, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange if we determine to apply for such listing in connection with the business combination. Although we do not expect to make any purchases that would cause us to become non-compliant with Nasdaq’s continued listing rules, if the number of our public holders falls below 300, we will be non-compliant with Nasdaq’s continued listing rules and our securities would be de-listed.

Our purchases of common stock in privately negotiated transactions may have negative economic effects on our remaining public stockholders.

If we seek stockholder approval of our business combination and purchase shares in privately negotiated transactions from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account, our remaining public stockholders will bear the economic burden of the franchise and income taxes payable. In addition, our remaining public stockholders following the consummation of a business combination will bear the economic burden of the deferred underwriting discount as well as the amount of any premium we may pay to the per-share pro rata portion of the trust account using funds released to us from the trust account following the consummation of the business combination. This is because the stockholders from whom we purchase shares in privately negotiated transactions may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the franchise and income taxes or the deferred underwriting discount and, in the case of purchases at a premium, have received such premium. However, we will not make any such purchase if the effect thereof would reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share.

You will not have any rights to or interest in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the expiration or termination of any tender offer conducted by us in connection with a proposed business combination not otherwise withdrawn; (iii) the redemption of our public shares if we are unable to consummate a business combination by September 13, 2014, subject to applicable law; or (iv) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to the expiration of the 21 month period (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by September 13, 2014 is not consumated for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 21 months before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Company’s initial public offering are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5.0 million, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our  securities may trade  and we will have a longer period of time to complete a business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us, unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 20% or more of our common stock, you will lose the ability to redeem all such shares in an amount equal to 20% or more of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 20% or more of the shares sold in the Company’s initial public offering. We refer to such shares in excess of 20% of the shares sold in the offering as “Excess Shares”. Your inability to redeem any Excess Shares will reduce your influence over our ability to consummate a business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. As a result, you will continue to hold that number of shares equal to or exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share  on our redemption, and our warrants will expire worthless except for the right of holders of public warrants to receive a pro rata portion of the escrow account established for the warrant tender offer.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Company’s initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption, and our warrants will expire worthless except for the right of holders of public warrants to receive a pro rata portion of the escrow account established for the warrant tender offer.

If the net proceeds of the Company’s initial public offering not being held in the trust account, plus the amounts representing interest income earned on the trust account we are entitled to withdraw are insufficient to allow us to operate through September 13, 2014, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus any amounts representing interest income earned on the trust account we are entitled to withdraw, may not be sufficient to allow us to operate through September 2014, assuming that our initial business combination is not consummated during that time. We believe that the funds available to us outside of the trust account, plus the amounts we are entitled to withdraw for operating expenses will be sufficient to allow us to operate for at least through September 13, 2014; however, we cannot assure you of this. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will depend, in part, on interest earned on the trust account to fund our search, to pay our franchise and income taxes and to complete our initial business combination.

Of the net proceeds of the Company’s initial public offering, only $1,147,464 (as of December 31, 2012) was available to us outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. The current interest rate environment may make it more difficult for us to generate sufficient interest from the proceeds in the trust account to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our sponsor, our initial stockholders or management team to operate or may be forced to liquidate. None of our sponsor, our initial stockholders or our management team is under any obligation to advance funds to us in such circumstances.

Subsequent to our consummation of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The classification and measurement of warrants with embedded derivative features will require liability treatment if an initial business combination occurs which may be material.

After its initial business combination, the Company will treat all of its outstanding warrants as a liability due to the cash settlement provisions provided in the warrant agreement. As the cash settlement provision can only be triggered after a initial business combination, which is deemed to be in the Company's control under the provisions of ASC 480, the warrants will be treated as permanent equity until such time.  Following the initial business combination, the warrants will be classified as a liability. Management cannot accurately estimate what the cash settlement will be, or if an initial business combination will take place, but the expense and cash payment may be material.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we have and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of Messrs. Brady and Wright before our entering into an agreement with such third party.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where Messrs. Brady and Wright execute a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the approximately $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to a written agreement, Messrs. Wright and Brady, our chairman and chief executive officer, and president and director, respectively, have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Company’s initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Wright and Brady will not be responsible to the extent of any liability for such third party claims. However, we have not asked Messrs. Wright and Brady to reserve for such indemnification obligations and we cannot assure you that Messrs. Wright and Brady would be able to satisfy those obligations. With the exception of Messrs. Wright and Brady as described above, none of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of Messrs. Wright and Brady, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and Messrs. Wright and Brady assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Messrs. Wright and Brady to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Wright and Brady to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless except for the right of holders of public warrants to receive a pro rata portion of the escrow account established for the warrant tender offer.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not timely consummate our initial business combination may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following our 21 st month in the event we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by September 13, 2014 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, under certain circumstances specified in the warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to issue cash, securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and Cowen Overseas may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to a registration rights agreement to be entered into concurrently with our initial public offering, our initial stockholders and Cowen Overseas, and their  respective permitted transferees, can demand that we register the founder shares, placement units, placement shares and placement warrants, and the shares of common stock issuable upon exercise of the placement warrants, as the case may be. The registration rights will be exercisable with respect to the founder shares, the placement units, placement shares and the placement warrants and the shares of common stock issuable upon exercise of such placement warrants at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities. If such persons exercise their registration rights in full, there will be an additional 2,250,000 shares of common stock, including up to 375,000 shares of common stock issuable on exercise of the placement warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders and Cowen Overseas are registered.

Because we have not selected a particular segment within the provision and/or outsourcing of government services industry, or any other industry or any specific target businesses with which to pursue a business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We will seek to consummate a business combination with an operating company in the United States in the provision and/or outsourcing of government services industry, but may also pursue acquisition opportunities in other business sectors or geographic regions, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate a business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis at this time for you to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations of the entity with which we combine. For example, if we combine with an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities in sectors outside of the provision and/or outsourcing of government services industry (which may or may not be outside of our management’s area of expertise).

Although we intend to focus on identifying business combination candidates in the provision and/or outsourcing of government services industry, we will consider a business combination outside of the provision and/or outsourcing of government services industry if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of the provision and/or outsourcing of government services industry, our management’s expertise related to that industry would not be directly applicable to its evaluation or operation, and the information contained herein regarding the government services industry might not be relevant to an understanding of the business that we elect to acquire.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless except for the right of holders of public warrants to receive a pro rata portion of the escrow account established for the warrant tender offer.

We are not required to obtain an opinion from an independent investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the target in our initial business combination is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 29,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of April 1, 2013, there were 11,375,000 authorized but unissued shares of common stock available for issuance and not reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of existing investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless except for the right of holders of public warrants to receive a pro rata portion of the escrow account established for the warrant tender offer.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If such business combination is not consummated, these purchases would have the effect of reducing the funds available in the trust account for future business combinations. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption, and our warrants will expire worthless (except for the right of our public warrant holders to receive a pro-rated portion of the proceeds on deposit in the escrow account established for the warrant tender offer).

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence, and these conflicts of interest that may not be resolved in our favor. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait up to September 13, 2014 before redemption from our trust account.

If we are unable to consummate our initial business combination by September 13, 2014, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although, we expect all or substantially all of the interest released to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the search for a business combination on the one hand and their other businesses on the other hand. We do not intend to have any full-time employees prior to the consummation of our business combination. Each of our executive officers is engaged in several other business endeavors for which he is entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to consummate our business combination.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors may in the future become, affiliated with entities that are engaged in a similar business. Certain of our directors serve as officers and board members for other entities. As a result, our directors may compete with us for attractive opportunities for business combinations. In each case, our directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us.

Our amended and restated certificate of incorporation will provide that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply against us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations they may have. Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities.

Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into our initial business combination with a target business that is affiliated with our initial stockholders or with one or more of our directors or officers, although we do not intend to do so, and we do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing stockholders which may raise potential conflicts of interest.

In light of the involvement of our initial stockholders, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our initial stockholders, officers and directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders of our securities, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may partner, submit a joint bid or enter into a similar transaction with our initial stockholders or an affiliate in connection with our pursuit of, or in connection with, a business combination.

We are not prohibited from partnering, submitting a joint bid or entering into any similar transaction with our initial stockholders or an affiliate of our initial stockholders in our pursuit of a business combination. Although we currently have no plans to partner with our initial stockholders or an affiliate of our initial stockholders, we could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with our initial stockholders or an affiliate of our initial stockholders, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction with our initial stockholders or an affiliate of our initial stockholders, conflicts could invariably arise from our initial stockholders’, or an affiliate of our initial stockholders’ interest in maximizing returns to its members or limited partners, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public stockholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether before or after our initial business combination.

Since our initial stockholders will lose some or all of their investment in us if a business combination is not consummated and certain of our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

After giving effect to the July 10, 2012 reverse split and expiration of our overallotment that was not exercised, our initial stockholders currently own an aggregate of 1,875,000 founder shares for an aggregate purchase price of $25,000. In addition, our sponsor has purchased 231,250 placement units and Joseph Wright, our chairman and chief executive officer, has purchased 12,500 placement units at a price of $10.00 per unit ($2,437,500) in a private placement that occurred simultaneously with the consummation of our initial public offering, which will also be worthless if we do not consummate our initial business combination. All of such founders shares and placement units shall be worthless if a business combination is not consummated. Our sponsor and Mr. Wright, together with Cowen Overseas, have deposited an aggregate of $2,250,000 in an escrow account to fund the purchase of up to 3,750,000 warrants in a proposed tender to be commenced in connection with our initial business combination and, if we are unable to consummate an initial business combination, the funds deposited in such escrow account will be distributed on a pro-rata basis to our public warrant holders in connection with our liquidation and dissolution. The personal and financial interests of certain of our officers and directors, directly or as members of our sponsor, may influence their motivation in identifying and selecting a target business combination and completing an initial business combination. Consequently, the discretion of our officers and directors, in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in the best interest of our public stockholders.

The underwriters and Cowen Overseas will have an interest in the consummation of our initial business combination.

Cowen Overseas purchased 131,250 placement units at $10.00 per unit (totaling $1.31 million) in a private placement that occurred simultaneously with the consummation of our initial public offering. Cowen Overseas has agreed to waive its redemption rights with respect to the placement shares contained within the placement units (i) in connection with the consummation of our initial business combination, (ii) if we fail to consummate our initial business combination by September 13, 2014, (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration of the 21 month period. These placement units (including the component securities therein) will be worthless if we do not consummate our initial business combination. Further, Cowen Overseas is an affiliate of Cowen and Company, LLC, one of the representatives of the underwriters of our initial public offering. Cowen and Company, LLC, Deutsche Bank Securities Inc., Mitsubishi UFJ Securities (USA), Inc. and any other underwriters, will also lose their deferred underwriting discount of $2.34 million if we do not complete our initial business combination. Therefore it is anticipated that Cowen Overseas and the underwriters will have an interest in the consummation of our initial business combination and it may be expected that Cowen Overseas will vote its placement shares in favor of a proposed business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt, contemporaneous with, in connection with and in order to complete, our initial business combination. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our shares of common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a maximum debt leverage ratio or a policy with respect to how much debt we may incur. To the extent that the amount of our debt increases, the impact of the negative effects listed above may also increase.

We may only be able to complete one business combination with the proceeds of  our initial public offering and private placement, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement provided us with approximately $75.0 million that we may use to complete a business combination (excluding the approximately $2.34 million deferred underwriting discount being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we expected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we expected, if at all. Furthermore, the relative lack of information about a private company may hinder our ability to properly assess the value of such a company in relation to public company comparables, in which case we may pay too much to acquire a private company in our initial business combination.

If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;
•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.

If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

If a business we acquire exports products to foreign countries, and we are unable to maintain required licenses, we may be prevented from exporting our products, adversely affecting our financial condition and results of operations.

We may be required to obtain export licenses to the extent we develop or manufacture products in certain countries. We may not be successful in obtaining or maintaining the licenses and other authorizations required to export our products from applicable governmental authorities. Our failure to obtain or maintain any required export license or authorization could hinder our ability to sell our products, adversely affecting our financial condition and results of operations.

We may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target, with the objective of making sure that we are not required to register as an investment company under the Investment Company Act based on the fact that less than 40% of our assets will be defined as investment securities under the provisions of that statute. Even though we will own a majority interest in the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and to us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial number of our stockholders do not agree.

Since we have no specified percentage threshold for redemption in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. As a result, we may be able to consummate a business combination even though a substantial number of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or our initial stockholders, officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related initial business combination, and instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless except for the right of holders of public warrants to receive a pro rata portion of the escrow account established for the warrant tender offer.

The exercise price of the warrants is higher than is typical in many similar blank check companies. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless except for the right of holders of public warrants to receive a pro rata portion of the escrow account established for the warrant tender offer.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to consummate a business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination. However, if the effect of the proposed amendments, if adopted, would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share, or (ii) delay the date on which a stockholder could otherwise redeem shares for the per share amount in the trust account, we will provide that, if such amendments are approved by holders of 65% or more of our common stock, dissenting public stockholders will have the right to redeem their public shares as set forth herein.

Provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of at least 65% of our stockholders, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the consummation of an initial business combination that our stockholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders in many cases. Our amended and restated certificate of incorporation provides that provisions related to pre-business combination activity may be amended if approved by 65% of our stockholders, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our outstanding common stock. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily that many blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption.

Although we believe that the net proceeds of our initial public offering and the private placement held in the trust account (excluding the deferred underwriting discount of approximately $2.34 million) will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If that amount proves to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares equal to 21.7% of our issued and outstanding shares of common stock (which includes 243,750 placement shares). Our sponsor purchased 231,250 placement shares and Joseph Wright has purchased 12,500 placement shares contained within the placement units, in a private placement.. In addition, in the event the warrant tender offer is consummated and up to the maximum number of warrants are tendered, our sponsor will acquire 2,312,500 additional public warrants and Mr. Wright will acquire 125,000 additional public warrants. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If we or our initial stockholders purchase any shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, you should anticipate that our initial stockholders will continue to exert control at least until the consummation of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any placement warrants held by our sponsor, Joseph Wright and Cowen Overseas or their permitted transferees or any tendered warrants) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate a business combination.

We issued warrants to purchase up to 7,500,000 shares of common stock as part of the public units. In addition, on the closing date of our initial public offering, we sold 231,250 placement units to our sponsor, 12,500 placement units to Joseph Wright and 131,250 placement units to Cowen Overseas, with each unit consisting of one placement share and a placement warrant to purchase one share of common stock. If our sponsor or one of its affiliates or certain of our officers and directors makes any loans to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination up to $750,000 of those loans may be convertible into up to an additional 1,000,000 warrants (at $0.75 per warrant) of the post-business combination entity having the same terms as the placement warrants at the option of the lender. To the extent we issue shares of common stock to effect our initial business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The placement warrants (and any warrants to be issued to our sponsor or its affiliates upon its conversion of up to $750,000 in working capital loans) are identical to the warrants sold as part of the units in our initial public offering except that, (i) so long as they are held by the initial holders or their permitted transferees, (a) they will not be redeemable by us, (b) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination and (c) they may be exercised by the holders on a cashless basis, and (ii) the placement warrants which form a part of the placement units issued to Cowen Overseas, so long as they are held by Cowen Overseas or any of its related persons under FINRA rules, will expire five years from the effective date of the registration statement (December 13, 2017), or earlier upon our liquidation, whereas any placement warrants held by holders other than Cowen Overseas or any of its related persons under FINRA rules, will expire five years from the consummation of our initial business combination, or earlier upon our liquidation.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Our units, common stock and warrants are currently listed on Nasdaq. The price of our securities may vary significantly due to one or more potential business combinations and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities after the offering can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. You may be unable to sell your securities unless a market for such securities can be established or sustained.

Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Although we have met the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to a business combination. In order to continue listing our securities on Nasdaq prior to a business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of public stockholders (300 public holders). Additionally, in connection with our business combination, it is likely that Nasdaq may require us to file a new initial listing application and meet its initial listing requirements which are more rigorous than Nasdaq’s continued listing requirements. For instance, our stock price would generally be required to be at least $2 per share and our stockholders’ equity would generally be required to be at least $4 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board (“OTCBB”) or the “pink sheets.” If this were to occur, we could face material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, common stock and warrants are currently covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

If we hold a stockholder vote to approve our initial business combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents that is required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 21 month time frame.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (which we refer to herein as the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We may remain an “emerging growth company” for up to five years. If our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our ordinary shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be more volatile.  .

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2013. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Related to the Provision and/or Outsourcing of Government Services Industries

We intend to focus our search on target businesses focused on the provision and/or outsourcing of government services industries. We believe that the following risks will apply to us following the consummation of our initial business combination with a target business focused on the provision and/or outsourcing of government services industries. If we elect to pursue an investment outside of the provision and/or outsourcing of government services industries, the disclosure below would not be relevant to an understanding of the business that we elect to acquire.

If we are unable to respond to the technological, legal, financial or other changes in the provision and/or outsourcing of government services industries and changes in customers’ requirements and preferences, we will not be able to effectively compete with other businesses in these industries.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions, customer needs or regulatory requirements, we could lose customers. Changes in customer requirements and preferences, the introduction of new products and services embodying new technologies, and the emergence of new industry standards and practices could render the existing products of the business we acquire obsolete. Our success will depend, in part, on our ability to:

•	enhance products and services;

•	anticipate changing customer requirements by designing, developing, and launching new products and services that address the increasingly sophisticated and varied needs of customers;

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

•	respond to changing regulatory requirements in a cost effective and timely manner.

The development of additional products and services involves significant technological and business risks and requires substantial expenditures and lead time. If we fail to introduce innovative products or services to the market on a cost-efficient and timely basis, or adapt our products to new technologies, we will not be able to effectively compete with other businesses focused on the provision and/or outsourcing of government services industries. Even if we are able to introduce new products or adapt our products to new technologies, our products may not gain acceptance among our customers.

The market in certain segments of the provision and/or outsourcing of government services industries is still not fully developed, and, if we acquire a business operating in one of those segments, and if the market for our products does not expand as we expect after acquiring a business, there could be a material adverse effect on our financial condition and results of operations.

The market in certain segments of the provision and/or outsourcing of government services industries, including outdoor perimeter protection, video analytics and digital video, is still emerging. If we acquire a business in one of these segments, our growth will be dependent on, among other things, the size and pace at which the markets for our products or services develop. If the market for our products or services decreases, remains constant or grows more slowly than we anticipate, there could be a material adverse effect on our financial condition and results of operations.

It is difficult to forecast the timing of revenues in industries involved with the provision and/or outsourcing of government services, and it is likely that any business we acquire will have significant variations in revenues from period to period.

It is difficult to forecast the timing of revenues in industries involved with the provision and/or outsourcing of government services because the development period for a customized system or solution may be lengthy, customers often need a significant amount of time to evaluate products before purchasing them and, in the case of governmental customers, sales are dependent on budgetary and other bureaucratic processes. The period between initial customer contact and a purchase by a customer varies greatly, and could be a year or more. During the evaluation period, customers may defer or scale down proposed orders of products or systems for various reasons, including:

•	changes in budgets and purchasing priorities;

•	a reduced need to upgrade existing systems;

•	deferrals in anticipation of enhancements or new products;

•	introduction of products by competitors; and

•	lower prices offered by competitors.

Organized labor action or occupational health and safety laws and regulations could have a material adverse effect on our operations.

The security industry has been the subject of campaigns to increase the number of unionized employees. Although relationships between management and employees of acquired businesses may be good, assurances cannot be given on the likelihood that organized labor action may occur. Such organized labor actions and occupational health and safety laws could have a material adverse effect on our operations.

Failure to successfully integrate multiple acquired businesses in industries involved with the provision and/or outsourcing of government services could have a material adverse effect on the company’s results.

If we acquire a portfolio of businesses in the same sector of the provision and/or outsourcing of government services industries, failure to integrate multiple acquired businesses in the security industry successfully or manage their growth effectively could have a material adverse effect on the company’s results.

We may be unable to protect or enforce the intellectual property rights of any target businesses that we acquire.

We may acquire a target business whose business is dependent upon its proprietary technology and intellectual property. Accordingly, the protection of trademarks, trade names, copyrights, patents, domain names, trade dress, and trade secrets may be critical to the ability of our target business to compete with its competitors. In such a case, our target business will likely rely on a combination of copyright, trademark, and trade secret laws and contractual restrictions to protect any proprietary technology and rights that it may acquire. Despite its efforts to protect proprietary technology and rights, the business acquisition candidate may not be able to prevent misappropriation of its proprietary rights or deter independent development of technologies that compete with the business we acquire. Competitors may file patent applications or obtain patents and proprietary rights that block or compete with its patents. Litigation may be necessary in the future to enforce our target business’s intellectual property rights, to protect its trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim our target business has infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the competitive position and business of our target business. Depending on the target business that we acquire, we may be required to protect trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. With respect to certain proprietary rights, such as trademarks and copyrighted materials, of the target business that we will acquire, the target business may have entered into license agreements in the past and may continue to enter into such agreements in the future. These licensees may take actions that diminish the value of such target business’s proprietary rights or cause harm to such target business’s reputation.

We may not be able to hire or retain the qualified personnel needed by businesses operating in industries involved with the provision and/or outsourcing of government services.

Businesses operating in industries involved with the provision and/or outsourcing of government services typically utilize personnel with specific skills and experience, including those with backgrounds in such diverse fields as engineering, information technology, systems integration and government program management. Any target business with which we effect our initial business combination would likely face intense competition for competent professionals and qualified personnel in these industries. Following our initial business combination, we may not be successful in attracting, hiring and retaining qualified people at favorable rates or at all. If we are unable to hire and retain qualified personnel as and when needed, our business could be materially adversely affected.

Our target business may face operating hazards, including product liability or other liability risks, that could result in large claims against us.

Our target business may face operating hazards, including product liability and other liability risks related to our products. Its products may be relied upon in emergencies, such as rescue and public safety situations that involve physical harm, and in situations involving potential loss or damage to property. Manufacturing or maintenance defects or an improper use could cause systems to fail. A product liability claim, or other legal claims based on theories including personal injury or wrongful death, made against our target business could adversely affect its financial condition and results of operations.

Although we expect to have insurance coverage against operating hazards to the extent deemed prudent by our management and to the extent insurance is available, no assurance can be given that the nature and amount of such insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation. The insurance will have deductibles or self-insured retentions and will contain certain coverage exclusions. The insurance will not cover damages from breach of contract by us or based on alleged fraud or deceptive trade practices. Insurance and customer agreements do not provide complete protection against losses and risks, and our financial condition and results of operations could be adversely affected by unexpected claims not covered by insurance. Furthermore, our target business, if engaged in the sale of so-called “anti-terrorism technologies,” may not be able to avail itself of the liability protections intended to be afforded by the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002, or the SAFETY Act.

An acquisition strategy that involves purchasing a foreign the provision and/or outsourcing of government services business could involve greater administrative costs and require additional time to consummate than the purchase of a United States security firm.

Given the global nature of the provision and/or outsourcing of government services industries, we will pursue a merger and acquisition strategy that considers target businesses in and outside of the United States. If we target a foreign business for an acquisition, we would likely incur additional legal, accounting, due diligence and travel expenses.

Risks Related to Government Contracts

We may acquire a target business that contracts directly with federal, state or local governments with respect to security or defense or a combination thereof. Alternatively, our target business may act as a subcontractor, supplier or partner with another party or parties that contract with the government. The key risk factors related to government contracts are discussed below.

Our target business could be adversely affected by significant changes in the contracting or fiscal policies of governments and governmental entities.

The revenues of our target business may be substantially derived from contracts with federal, state and local governments and government agencies and subcontracts under federal government prime contracts and we believe that the growth of our target business may depend on our procurement of government contracts either directly or through prime contractors. Accordingly, changes in government contracting policies or government budgetary constraints could directly affect the financial performance of our target business. Among the factors that could adversely affect our target business are:

•	changes in fiscal policies or decreases in available government funding;

•	changes in government programs or applicable requirements;

•	changes in the presidential administration or composition of Congress;

•	the adoption of new laws or regulations or changes to existing laws and regulations;

•	changes in political or social attitudes with respect to homeland security or defense issues; and

•	potential delays or changes in the government appropriations process.

These and other factors could cause governments and governmental agencies, or prime contractors that may use our target business as a subcontractor, to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which could have a material adverse effect on the business, financial condition and results of operations of our target business.

Government contracts typically must comply with complex procurement laws and regulations which may impose added costs on our target business’s operations.

If we acquire a target business that contracts directly with the federal government, our target business will likely have to comply with and will be affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how they do business with their customers and may impose added costs on their business. For example, our target business or parties with which it does business will likely be subject to the Federal Acquisition Regulations and all supplements (including those issued by the Department of Homeland Security), which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth-in-Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. If a government review or investigation uncovers improper or illegal activities, our target business may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies, which could materially adversely affect our target business’s operations, prospects, financial condition or operating results. In addition, our target business or parties with which it does business will likely be subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreign access to classified information. We may also be liable for systems and services failure and security breaks with respect to the solutions, services, products, or other applications we sell to the government. The government may reform its procurement practices or adopt new contracting rules and regulations, including cost-accounting standards, that could be costly to satisfy or that could impair our target business’s ability to obtain new contracts.

Government contracts are subject to audit and cost adjustments, which could reduce revenue of our target business, disrupt its business or otherwise adversely affect its results of operations.

Government agencies routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the contracting parties’ compliance with regulations and policies and the adequacy of internal control systems and policies, including the purchasing, property, estimating, compensation and management information systems of our target business. Any costs found to be improperly allocated to a specific contract will not be reimbursed and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems are found not to comply with requirements, our target business may be subjected to increased government oversight and approval that could delay or otherwise adversely affect its ability to compete for or perform contracts. Therefore, an unfavorable outcome to a government audit could cause the actual results of our target business to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, our target business may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the government. In addition, our target business could suffer serious harm to its reputation if allegations of impropriety were made against it. Each of these results could cause the actual results of our target business to differ materially from those anticipated.

Our target business may derive significant revenue from contracts awarded through a competitive bidding process, and the failure to compete effectively in this procurement environment could have a material adverse effect on our target business’s prospects, financial condition and results of operations.

Government contracts are awarded through a competitive bidding process. A material portion of our target business’s operations in the future may be awarded through competitive bidding. The competitive bidding process presents a number of risks, including the following:

•	bids may be made on programs before the completion of their design, which may result in unforeseen difficulties and cost overruns;

•	substantial cost and managerial time and effort to prepare bids may be expended on proposals for contracts that may not be won;

•	it may be difficult to estimate accurately the resources and cost structure that will be required to service any contract won; and

•
expense and delay may be incurred if competitors protest or challenge awards of contracts to our target business in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction, or modification of the awarded contract.

Budgetary pressures and changes in the procurement process have caused many government clients to increasingly purchase goods and services through indefinite delivery or indefinite quantity (“IDIQ”) contracts, General Services Administration (“GSA”) schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, may result in increased competition and pricing pressure causing our target business to make sustained post-award efforts to realize revenue under each relevant contract. Our target business may not be able to successfully sell its services or otherwise increase revenues under these contracts. In addition, the net effect of such programs may reduce the number of bidding opportunities available to our target business. Moreover, even if our target business is qualified to work on a particular new contract, it may not be awarded business because of the government’s policy and practice of maintaining a diverse contracting base. Our target business’s failure to compete effectively in this procurement environment could have a material adverse effect on our target business’s prospects, financial condition and results of operations.

Our target business may be required to comply with complex procurement laws and regulations, including export restrictions, “Buy America” provisions or other regulatory barriers that may prevent realization of the target business’s full potential either domestically or internationally and could lead to increased operating costs.

Our target business may be required to comply with and may be affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how it does business with its customers and may impose added costs on its business. For example, our target business or parties with which it does business may be subject to the FAR and all supplements (including those issued by the Department of Homeland Security and the Department of Defense), which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth-in-Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. In addition, our target business or parties with which it does business may be subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners’ access to classified information. Our target business may also be liable for systems and services failures and security breaks with respect to the solutions, services, products, or other applications it sells to the government. If our target business was to come under foreign ownership, control or influence, its federal government customers could terminate or decide not to renew their contracts, which could impair the ability of our target business to obtain new contracts. The government may reform its procurement practices or adopt new contracting rules and regulations, including cost-accounting standards, that could be costly to satisfy or that could impair the ability of our target business to obtain new contracts.

As the security environment continues to evolve, there may be additional Congressional or other regulatory action that could adversely affect the ability of the target business to pursue business opportunities overseas. The same could be true if the target business is internationally based and must deal with future “Buy America” provisions for federal government procurement.

Governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks, which are integral features of many products and services associated with the provision and/or outsourcing of government services. The adoption of new laws or regulations governing the use of products or changes made to existing laws or regulations could cause a decline in the use of our products and could result in increased expenses for the business we acquire, particularly if we are required to modify or redesign our products to accommodate these new or changing laws or regulations.

The loss or impairment of a target business’s relationship with the federal government and its agencies could adversely affect our ability to generate revenues and achieve profitability following an acquisition.

Our target business may derive a substantial portion of its revenue from work performed under United States government contracts, either directly or as a subcontractor or supplier to a party performing under such a contract. If our target business or other business with which we had any such relationship was suspended, debarred, or prohibited from contracting with the federal government or state governments, or if any agencies of the federal government ceased doing business with it or significantly decreased the amount of business done with it, our target business’s prospects, financial condition and results of operations could be significantly impaired.

Our target business may regularly employ subcontractors to assist in satisfying its contractual obligations. If these subcontractors fail to adequately perform their contractual obligations, our target business’s prime contract performance and its ability to obtain future business could be materially and adversely affected.

The performance by our target business of government contracts may involve the issuance of subcontracts to other businesses upon which our target business may rely to perform all or a portion of the work it is obligated to deliver to customers. There is a risk that our target business may have disputes with subcontractors concerning a number of issues including the quality and timeliness of work performed by the subcontractor. A failure by one or more of our target business’s subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely affect the ability of our target business to perform its obligations as a prime contractor. In extreme cases, such subcontractor performance deficiencies could result in the government terminating our target business’s contract for default. A default termination could expose our target business to liability for excess costs of reprocurement by the government and have a material adverse effect on the ability of our target business to compete for future contracts.

If our target business cannot obtain the necessary security clearances, it may not be able to perform classified work for the government and the financial conditions and results of operations of our target business may suffer.

Certain government contracts may require the facilities of our target business and some of its employees to maintain security clearances. If our target business loses or is unable to obtain required security clearances, the customer can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent our target business cannot obtain the required security clearances for its working on a particular contract, our target business may not derive the revenue anticipated from the contract, which, if not replaced with revenue from other contracts, could seriously harm its financial condition and results of operations.

Security breaches of sensitive government systems could result in the loss of customers and negative publicity.

Our target business may offer products and services involving managing and protecting information involved in national security and other sensitive government functions. A security breach involving our target business’s products or services could cause serious harm to its business, could result in negative publicity and could prevent our target business from having further access to such critically sensitive information or other similarly sensitive areas for other governmental customers.

Item 2.     Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at c/o The Chart Group, LP, 75 Rockefeller Plaza, 14th Floor, New York, NY 10019. We agreed to pay commencing on December 14, 2012 and until such time as we consummate a business combination or our liquidation, a total of $10,000 per month to The Chart Group L.P., an affiliate of our sponsor, for office space, secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3.     Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.     Mine Safety Disclosures

Not applicable

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock, warrants and units are each traded on the Nasdaq under the symbols “CACG,” “CACGW” and “CACGU”, respectively. Our units commenced public trading on December 14, 2012, and our common stock and warrants commenced public trading on February 4, 2013.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units (which were the only trading voting and non-voting equity securities of the Company for such period) as reported on the Nasdaq for the period December 14, 2012 through December 31, 2012.

Quarter Ended	Units
	Low	High
December 31, 2012	$10.00	$10.08

Our common stock was last traded on March 28, 2013 and had a closing price on that day of $9.54, our warrants were last traded on February 6, 2013 and had a closing price on that day of $0.49 and our units were last traded on March 28, 2013 and had a closing price on that day of $10.14.

(b) Holders

On March 22, 2013, there were 24 holders of record of our common stock, 4 holders of record of our warrants and 1 record holder of our units.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.    Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the period from July 22, 2011 (inception) through December 31, 2012. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

Balance Sheet Data:
Cash	$1,147,464
Cash and Investments held in Trust Account	$75,001,821
Total Assets	$76,154,930
Common stock subject to possible
redemption (at redemption value):	$68,742,415
shares at December 31, 2012 (excluding 6,874,242 shares subject to possible redemption_	3,157,008
Total stockholders' equity	$5,000,001

Cash Flow Data:
Net cash used in operating activities	$(12,584)
Net cash used in investing activities	$(75,001,821)
Net cash provided by financing activities	$76,161,869

Statement of Operations Data:
Operating expenses:
Formation and operating costs	$3,996
General and administrative expenses	$56,608
Loss from operations	$(60,604)
Other Income:
Interest income	$1,821
Net loss attributable to common stockholders	$58,783
Basic and diluted net loss per share
attributable to common stockholders	$(0.03)
Weighted average number of common shares
outstanding, basic and diluted	2,182,491

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business combination; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of this Report; other risks identified in this Report; additional risks and uncertainties that are discussed in the Company’s reports filed and to be filed with the Commission and available at the SEC’s website at www.sec.gov., and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

•	may significantly dilute the equity interest of existing investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

•
could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights or a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to consummate our initial business combination will be successful.

 Liquidity and Capital Resources

On December 19, 2012, we consummated our offering of 7,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our offering, we consummated the private sale of 375,000 units to our sponsor, Joseph Wright and Cowen Overseas for $3.75 million. We received net proceeds from our offering and the sale of the placement units of approximately $76,120,000 net of the non-deferred portion of the underwriting commissions of $2,062,050 and offering costs of approximately $567,550. Upon the closing of the offering and the private placement, $75,000,000 was placed into a trust account while the remaining funds were placed in an account outside the trust for working capital purposes.  As of December 31, 2012, investment securities in our trust account consisted of $75,001,821 (including $1,821 of interest earned) in U.S. government Treasury bills with a maturity of 180 days or less.

Out of the proceeds of our offering which remained available outside of the trust account, we obtained officers and directors insurance covering a 21 month period from December 7, 2012 through June 7, 2014 for a cost of $260,000. Since the premium was paid in January 2013 there is no prepaid balance at December 31, 2012.

As of December 31, 2012, we had a cash and cash equivalent balance of $1,147,464, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses.

For the period from July 22, 2011 (date of inception) to December 31, 2012, we used cash of $12,584 in operating activities, which was largely attributable to a net operating loss for the period of $58,783.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less amounts released to us for working capital purposes or to pay taxes and deferred underwriting commissions) to consummate our initial business combination. We may use all interest earned on the trust account for purposes of working capital, to pay taxes and dissolution expenses. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding to be approximately $80,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the consummation of our initial business combination, we will have available to us the $1,147,464 of proceeds held outside the trust account (as of December 31, 2012) and all interest income on the balance of the trust account (less amounts released to us to pay taxes or dissolution expenses) that will be released to us to fund our working capital requirements. Should this amount be insufficient, our sponsor or an affiliate of our sponsor may fund our additional working capital requirements or finance transaction costs, as necessary. However, such parties are under no obligation to do so. We will use these funds, including any loans from our sponsor or an affiliate of our sponsor, to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and consummate a business combination. We will depend in part on interest being earned on the proceeds held in the trust account to provide us with additional working capital we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any franchise and income taxes that we may owe.

As stated above, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than the interest income earned on such proceeds. Up to $750,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the placement warrants (except that the placement warrants issued to Cowen Overseas, so long as they are held by Cowen Overseas or any of its related persons under FINRA rules, will expire five years from the effective date of our registration statement, or earlier upon our liquidation). The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with and contemporaneous with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. In the current economic environment, it has become especially difficult to obtain acquisition financing.

Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Results of Operations

For the period from July 22, 2011 (inception) through December 31, 2012 we had a net loss of $58,783, consisting primarily of interest income offset by general and administrative expenses.

We have neither engaged in any operations nor generated any revenues to date.  All activity through December 31, 2012 relates to our formation, our private placements and offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters.  Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial business combination, at the earliest.  We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities.   We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of December 31, 2012, approximately $75 million was held in the trust account and we had cash outside of trust of approximately $1,147,500 and approximately $69,000 in accounts payable and accrued expenses. All  interest income on the balance of the trust accounts may be available to us to fund out working capital requirements. Through December 31, 2012, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting fees, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

We are an emerging growth company as defined in the JOBS Act. As an emerging growth company, we have elected, pursuant to Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. We will therefore delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We may take advantage of this extended transition period provided in Securities Act Section 7(a)(2)(B) until the first to occur of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Securities Act Section 7(a)(2)(B). As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Upon the issuance of a new or revised accounting standard that applies to our financial statements and has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently-issued accounting standard.

Significant Accounting Policies

 We have identified the following as our significant accounting polices.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. During the period from inception through the December 19, 2012 closing of the public offering and private placement, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. Thereafter, in connection with the aforementioned public offering and private placement, the Company had 7,875,000 warrants outstanding.  Due primarily to losses in all periods presented, dilutive loss per common share is equal to basic loss per common share for the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Redeemable Common Stock

All of the 7,500,000 common shares sold as part of the units in the public offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC Topic 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at December 31, 2012, 6,874,242 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at December 31, 2012).

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2012, the Company has a deferred tax asset of approximately $21,000, related to net operating loss carry forwards which begin to expire in 2031. Accordingly, Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2012. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2012. The Company is subject to income tax examinations by major taxing authorities since inception.

Off-Balance Sheet Arrangements

None.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the Offering, including amounts in the trust account, must only be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.         Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

Supplementary Data (unaudited)

The following tables present selected unaudited quarterly financial data of the Company for the year ended December 31, 2012 and for the period from July 22, 2011 (date of inception) to December 31, 2011.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2012
Operating Expenses:
Formation and Operating Costs	$101	$2,414	$665	$289	$3,469
General and Administrative Expenses	-	-	-	56,608	56,608
Loss from operations	(101)	(2,414)	(665)	(56,897)	(60,077)
Other Income:
Interest income	-	-	-	1,821	1,821
Net income	$(101)	$(2,414)	$(665)	$(55,076)	$(58,256)
Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.03)
Weighted Average shares outstanding:
Basic and diluted	2,156,250	2,156,250	2,156,250	2,304,486	2,194,115

Balance Sheet Data (at period end)
Cash	$54,585	$52,577	$30,332	$1,147,464	$1,147,464
Investments and cash held in trust	-	-	-	75,001,821	75,001,821
Total Assets	217,891	211,958	206,293	76,154,930	76,154,930
Deferred Underwriting Fee	-	-	-	2,343,750	2,343,750
Total Liabilities	194,447	190,000	185,000	2,412,514	2,412,514
Common stock subject to possible redemption	-	-	-	68,742,415	68,742,415
Equity	$23,444	$21,958	$21,293	$5,000,001	$5,000,001

	Period from July 22, 2011 (inception) to December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Period Ended December 31, 2011

Operating Expenses:
Formation and Operating Costs	$-	$-	$461	$66	$527
General and Administrative Expenses	-	-	-	-	-
Loss from operations	-	-	(461)	(66)	(527)
Other Income:
Interest income	-	-	-	-	-
Net income	$-	$-	$(461)	$(66)	$(527)
Loss per common share:
Basic and diluted	$-	$-	$(0.00)	$(0.00)	$(0.00)
Weighted Average shares outstanding:
Basic and diluted	-	-	2,156,250	2,156,250	2,156,250

Balance Sheet Data (at period end)
Cash	$-	$-	$199,965	$70,274	$70,274
Investments and cash held in trust	-	-	-	-	-
Total Assets	-	-	257,451	224,725	224,725
Deferred Underwriting Fee	-	-	-	-
Total Liabilities	-	-	232,912	200,252	200,252
Common stock subject to possible redemption	-	-	-	-	-
Equity	$-	$-	$24,539	$24,473	$24,473

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Joseph R. Wright	74	Chairman and Chief Executive Officer
Christopher D. Brady	58	President and Director
Michael LaBarbera	63	Chief Financial Officer, Secretary
Peter A. Cohen	65	Director
Governor Thomas Ridge	67	Director
Senator Joseph Robert “Bob” Kerrey	69	Director
Timothy N. Teen	48	Director
Manuel D. Medina	60	Director

  Joseph R. Wright has been Chairman of our Board of Directors and Chief Executive Officer since our inception. Mr. Wright is a Senior Advisor to The Chart Group, L.P., a merchant banking firm and an affiliate of our sponsor and a member of the Advisory Board of The Comvest Group. Mr. Wright has served as the Executive Chairman of the Board of Directors of MTN Satellite Communications since 2010 and Chairman of the Investment Committee of ClearSky Power & Technology Fund I LLC since 2011. Mr. Wright was Senior Advisor to Providence Equity Partners LLC from July 2010 to June 2012 and Chief Executive Officer of Scientific Games Corp. from January 2009 to December 2010. From July 2006 through to April 2008, Mr. Wright served as Chairman and Director of Intelsat, Ltd., a provider of global satellite services and Chief Executive Officer and Director of PanAmSat Corporation from August 2001 until it was combined with Intelsat in July 2006. Mr. Wright was Chairman and Director of GRC International, Inc. from 1996 to 2000 and was Executive Vice President and Vice Chairman of W.R. Grace & Co. from August 1989 to 1994. Mr. Wright was a member of President Reagan’s Cabinet, was Director and Deputy Director of the White House Office of Management and Budget from March 1982 to 1989 and was Deputy Secretary of the Department of Commerce from 1981 to 1982. In 1989, Mr. Wright was appointed to the President’s Export Council by President George H.W. Bush as Chairman of the Export Control Sub-Committee. In 2003, President George W. Bush appointed Mr. Wright to the President’s Commission on the U.S. Postal Service Reform, the National Security Telecommunications Advisory Committee (NSTAC), the FCC’s Network Reliability and Interoperability Council and the FCC’s Media and Security Reliability Council. Mr. Wright presently serves on the current Administration’s Defense Business Board which provides advice on the overall management and governance on the Department of Defense. Mr. Wright received the Distinguished Citizens Award from President Reagan in 1989. Mr. Wright is currently a Director of Cowen Group, Inc., the parent of Cowen and Company, LLC, one of the representatives of the underwriters of our initial public offering. Mr. Wright has served as a member of several other boards of directors throughout his career, including Federal Signal Corporation from 2010 to 2012, Education Management Corporation from 2011 to 2012, Travelers from 1990 to 1999, Harcourt Brace Janovich from 1990 to 1992 and Titan from 2000 to 2005. Mr. Wright is well qualified to serve as Chairman of our Board of Directors due to his background in government services and private equity. Mr. Wright received his undergraduate degree from the Colorado School of Mines and his graduate degree from Yale University in 1961.

Christopher D. Brady has been the president and a member of our Board of Directors since our inception. Mr. Brady founded The Chart Group L.P., a merchant banking firm and an affiliate of our sponsor, in 1994, and serves as its Chairman and Managing Director. Mr. Brady has over 25 years of experience in private equity, corporate finance and capital markets, with a focus on identifying and building portfolio companies. Prior to founding The Chart Group L.P., Mr. Brady spent 14 years in the corporate finance and capital markets departments of Lehman Brothers from 1981-1987 and Dillon Read from 1987-1992. Mr. Brady currently serves as a director of SeaMobile, Inc., a government and commercial satellite communications provider, Miami International Holdings, a newly formed options exchange, Templeton Emerging Markets Investment Trust PLC, an international asset manager, Airborne Tactical Advantage Company (ATAC), a tactical military training service, and Genesis Today, Inc., a natural health supplement from organic liquid vitamins, and in other private companies in which either The Chart Group L.P. or its affiliates have invested. Mr. Brady serves as the Chairman for Chart Capital Partners I, II and Chart Venture Partners. Mr. Brady served as a member of the Transition Team for the United States Army Secretary Dr. Francis Harvey 2004-2005. Mr. Brady earned his B.A. from Middlebury College and his M.B.A. from Columbia University Graduate School of Business. In addition, Mr. Brady is well qualified to serve on our board of directors due to his background in private equity, corporate finance and capital markets, with a focus on identifying and building portfolio companies.

Michael LaBarbera has been our chief financial officer and secretary since our inception. Mr. LaBarbera serves as a Managing Director of Chart Group Advisors, a merchant banking firm and affiliate of our sponsor. Prior to Chart, from 1996-2002 he was Managing Director, Head of Private Placements & Fundraising at Dresdner Kleinwort Capital, the global private equity business within Dresdner Kleinwort Wasserstein Securities, LLC. From 1994-1996, he was Managing Director, Head of Private Placements at S.G. Warburg & Co., and a Director of S.G. Warburg, PLC. From 1984-1994 he was Senior Vice President, Co-Head of Private Placements at Dillon, Read & Co. Inc. Prior to Dillon Read, he was a member of the Corporate Treasurer’s Departments of both Penn Central Corporation and Exxon Corporation. Mr. LaBarbera has advised both public and private companies on corporate issuance and on structuring financings for acquisitions, business expansion and balance sheet restructurings. Mr. LaBarbera currently serves as a Director and Audit Committee Chair for Laney Directional Drilling, Co. He received an M.B.A. in Finance from Columbia University Graduate School of Business and a B.S. in Chemistry from Brooklyn College, City University of New York.

Peter A. Cohen has been a member of our Board of Directors since September 2011. Mr. Cohen serves as Chief Executive Officer and Chairman of the Board of Directors of Cowen Group, Inc., a diversified financial services company, and parent company of Cowen and Company, LLC, one of the representatives of the underwriters of our initial public offering. Prior to Cowen Group, Mr. Cohen was the founder of Ramius LLC. He also served as a managing member and senior member of the Executive Committee of Ramius. After receiving his Bachelor of Science degree from Ohio State University in 1968, Mr. Cohen earned his M.B.A. from Columbia University in 1969 and began a career on Wall Street at Reynolds & Co. In 1970, he joined the firm which became Shearson Lehman Brothers. In 1973, Mr. Cohen became Assistant to the Chairman of the firm, Sanford Weill, and was involved in all aspects of the firm’s activities. In 1978, Mr. Cohen left Shearson for one year to work directly for Edmond Safra at Republic NY Corporation and Trade Development Bank Holdings in Geneva, Switzerland and returned to Shearson in 1979. Shearson merged with American Express in 1981 at which time he became President & Chief Operating Officer and in 1983 Chairman and Chief Executive Officer, a position he held until 1990. In 1991, Mr. Cohen formed Republic New York Securities and Republic Asset Management for Republic National Bank of New York and at the same time commenced the activities around which Ramius was formed in 1994. Over his career he has served on a number of corporate, industry and philanthropic boards, including The New York Stock Exchange, The Federal Reserve International Capital Market Advisory Committee, The Depository Trust Company, The Ohio State University Foundation, The New York City Opera, The American Express Company, GRC International, Olivetti SpA, Société Générale de Belgique, Telecom Italia SpA, Presidential Life Corporation, Kroll, Inc., and L-3 Communications. Mr. Cohen is presently a Director of Mount Sinai Hospital, Safe Auto Insurance, and Scientific Games Corporation. Mr. Cohen is well qualified to serve on our Board of Directors by virtue of his substantial corporate leadership and financial industry expertise and his significant investment experience.

Governor Thomas J. Ridge has been a member of our directors since inception. Governor Ridge is President and Chief Executive Officer of Ridge Global, LLC, Washington, D.C., a global strategic consulting company. He has held that position since July 2006. Additionally, in April 2010, Governor Ridge became a partner in Ridge Policy Group, Harrisburg, Pennsylvania and Washington, D.C., a bi-partisan, full-service government affairs and issue management group. From April 2005 to July 2006, he was President and Chief Executive Officer of Thomas Ridge LLC. From October 2001 to February 2005, Governor Ridge was Secretary of the U.S. Department of Homeland Security. Prior to his service as Secretary of Homeland Security, he was Governor of Pennsylvania from 1995 to 2001. Governor Ridge’s background and experience have prepared him well for membership on our Board. As President and Chief Executive Officer of Ridge Global, he leads a team of international experts that helps businesses and governments address issues such as risk management, global trade security, technology integration and crisis management. As a partner in Ridge Policy Group, he provides strategic advice to clients to assist them in navigating the complexities of state and local government and raising awareness of their products and services that are relevant to government markets. As twice-elected Governor of Pennsylvania, he has championed issues such as health care and the environment. As Secretary of the Department of Homeland Security, he formed a new agency from 22 agencies employing more than 180,000 employees. Governor Ridge has been a director of Exelon Corporation since May 2005, a director of The Hershey Co. since November 2007, a director of Brightpoint Inc. since September 2009 and a director of Geospatial Holdings, Inc. since April 2010. He was formerly a director of Vonage from August 2005 to April 2010 and Home Depot, Inc. from May 2005 to May 2007. Governor Ridge holds a bachelor’s degree,  cum laude , from Harvard University and a Juris Doctor degree from The Dickinson School of Law of The Pennsylvania State University. Governor Ridge’s background and substantial government experience have prepared him well for membership on our Board of Directors. Governor Ridge also brings significant corporate governance experience and compliance oversight expertise by virtue of his prior and on-going directorships.

Senator Joseph Robert “Bob” Kerrey has been a member of our Board of Directors since inception. Senator Kerrey is President Emeritus of The New School in New York City and served as its President from January 2001 until January 2011. From 1988 to 2000, he served as United States Senator from Nebraska. During that period, he was a member of numerous congressionally-chartered commissions and Senate committees, including the Senate Finance and Appropriations Committees and the Senate Select Committee on Intelligence. Prior to that time, he served as Governor of Nebraska from 1982 to 1987. Senator Kerrey is a director of Scientific Games Corporation, Jones Apparel Group, Inc., Tenet Healthcare Corporation and Genworth Financial, Inc. In addition, Senator Kerrey’s background and substantial government experience have prepared him well for membership on our Board of Directors and, by virtue of his current directorships, he will add significant corporate governance and compliance oversight expertise to our Board of Directors.

Timothy N. Teen has been a member of our Board of Directors since our inception. Mr. Teen is a founder of Chart Venture Partners, an affiliate of our sponsor, since its inception. Mr. Teen also founded Blue Ocean Capital Partners, a strategic advisory firm to the aerospace and defense sectors, in 2009 and serves as its Chief Executive Officer. Blue Ocean Capital Partners consults with aerospace and defense firms, homeland defense suppliers, as well as some of the largest investment firms in this sector, to source transactions, perform diligence and provide general portfolio assistance. Since 2004, Mr. Teen has served as the Chief Executive Officer and Board member of InSitech, Inc., a government services firm with offices in New Jersey, California and Maryland, that advises the United States Army, Navy and Marines on a variety of program initiatives including private sector investment trends, as well as sourcing emerging technology solutions for military requirements. Under Mr. Teen’s leadership, InSitech has sourced and evaluated numerous companies for the military and has also represented the United States Army in the creation of a private sector technology campus within the security confines of Picatinny Arsenal. Tenants include some of the largest military contractors and homeland defense suppliers such as ATK, BAE, Booz-Allen, Raytheon and SAIC. Mr. Teen has over 25 years of leadership experience in strategic planning, corporate/business development and marketing in technology based businesses and has led firms through transition and change. Mr. Teen is also a founder and investment committee member of Chart Venture Partners an early stage venture capital fund focused on investing in companies that serve the government and commercial sectors. Mr. Teen is a recipient of the Secretary of the Army Public Service Award—one of the highest civilian honors given. Mr. Teen has a BS in Marketing and Management from Montclair University, Upper Montclair, NJ. Mr. Teen is well qualified to serve on our Board of Directors by virtue of his significant experience in the government services sector as well as his on-going corporate advisory and investment responsibilities.

Manuel D. Medina has been a member of our Board of Directors since March 15, 2012. Since June 2011, Mr. Medina has been the Chairman and CEO of Medina Capital Partners, an investment firm focused on funding private and public sector technology companies. Mr. Medina was the founder, Chairman and CEO of Terremark Worldwide, Inc., a publicly traded global provider of managed IT infrastructure services, until April 2011 when the company was acquired by Verizon Communications, Inc. Mr. Medina also founded TransAtlantic Bank located in Miami in 1984 and served as Chairman of its board until 2011. Mr. Medina has a BS in Accounting from Florida Atlantic University. Mr. Medina is well qualified to serve on our Board of Directors by virtue of his significant experience and knowledge in building businesses and undertaking complex projects.

Officer and Director Qualifications

We have not formally established any specific, minimum qualifications that must be met by each of our officers or directors or specific qualities or skills that are necessary for one or more of our officers or members of the board of directors to possess. However, we generally evaluate the following qualities: educational background, diversity of professional experience, including whether the person is a current or was a former CEO or CFO of a public company or the head of a division of a prominent international organization, knowledge of our business, integrity, professional reputation, independence, wisdom, and ability to represent the best interests of our stockholders.

Our officers and board of directors are composed of a diverse group of leaders in their respective fields. Many of the current officers or directors have senior leadership experience at domestic and international companies. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. All of our officers and directors also have experience serving on boards of directors and/or board committees of other public companies and private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, such as managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described above, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating our initial business combination.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Kerrey, Ridge and Medina will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Cohen and Teen, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Wright and Brady, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated bylaws as it deems appropriate. Our amended and restated bylaws provide that our officers may consist of a chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Collectively, through their positions described above, our officers and directors have extensive experience in private equity businesses, public companies and in government services. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating their acquisition.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, management believes that all of these reports were not filed in a timely manner.

Audit Committee and Audit Committee Financial Expert

The audit committee of the board of directors consists of Governor Ridge, Senator Kerrey and Manuel Medina (Chairman), each of whom meet  the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Capital Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.. The board of directors has determined that Mr. Medina is an independent director that satisfies the Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC pursuant to the Nasdaq rules.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Other Board Committees

Our board of directors intends to establish a  compensation committee at our first annual meeting and nominating committee upon consummation of our initial business combination. At such time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either committee, however, our independent directors will address any nominations process and oversee executive compensation, as required by the rules of Nasdaq, prior to such time that we establish either committee. We do not believe a compensation committee is necessary prior to our first annual meeting as there will be no salary, fees or other compensation being paid to our officers or directors prior to such time.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any compensation (cash or non-cash) for services rendered. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination or our liquidation, we will pay The Chart Group L.P., an affiliate of Christopher D. Brady, our president and director, a total of $10,000 per month for office space and administrative services, including secretarial support. This arrangement is being agreed to by The Chart Group L.P. for our benefit and is not intended to provide The Chart Group L.P. or Mr. Brady compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than this $10,000 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our initial stockholders, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

After the consummation of our initial business combination, directors or members of our management team who remain in one of those capacities, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership based on 9,750,000 shares of our common stock outstanding as of April 1, 2013, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owners(1)	Number of Shares Beneficially Owned (2)		Approximate Percentage of Outstanding Common Stock
Chart Acquisition Group LLC	1,288,750	(3)	13.2%
The Chart Group L.P.	1,288,750	(3)	13.2%
Christopher D. Brady	1,397,500	(3)	14.3%
Joseph Wright	237,500	(4)	2.4%
Michael LaBarbera	86,250		*
Governor Thomas Ridge	37,500	(5)	*
Senator Joseph Robert Kerrey	37,500	(5)	*
Timothy N. Teen	37,500	(5)	*
Manuel D. Medina	37,500	(5)	*
Peter A. Cohen	131,250	(6)	1.3%
Cowen Overseas Investment LP	131,250	(6)	1.3%
Kendall Family Investments	962,500	(7)	9.9%
Pine River Capital Management L.P.	742,500	(8)	7.6%
Citigroup Inc.	594,000	(9)	6.1%
Fir Tree, Inc.	675,000	(10)	6.7%
AQR Capital Management, LLC	746,250	(11)	8.5%
BlueMountain Capital Management, LLC	750,000	(12)	7.7%
TD Asset Management Inc.	725,000	(13)	7.4%
Polar Securities Inc.	650,000	(14)	6.7%
All directors and officers as a group (8 persons)	2,002,500		20.5%

*	Less than 1 percent.

1	Unless otherwise noted, the business address of each of the persons and entities listed above is 75 Rockefeller Plaza, 14th Floor, New York, NY 10019.

2
Includes a number of founder shares equal to 2.5% of our shares of common stock issued and outstanding after the consummation of our initial public offering (excluding the placement shares) which will be subject to forfeiture on a pro-rata basis by our initial stockholders in the event the last sales price of our stock does not equal or exceed $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 60 months following the closing of our initial business combination. An additional number of founder shares equal to 2.5% of our shares of common stock issued and outstanding (excluding the placement shares) which will be subject to forfeiture on a pro-rata basis by our initial stockholders in the event the last sales price of our common stock does not equal or exceed $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period within 60 months following the closing of our initial business combination.

3
According to a Schedule 13G filed with the SEC on February 14, 2013, Chart Acquisition Group LLC, a Delaware limited liability company, our sponsor, is the holder of 981,250 shares composed of 750,000 founder shares and 231,250 placement shares. The Chart Group L.P. is the direct holder of 307,500 shares and, through its membership interest in the sponsor, is the indirect holder of 750,000 founder shares and 231,250 placement shares. The Chart Group L.P., the sole managing member of our sponsor, is a limited partnership that is managed and controlled by its general partner, Antwerp L.L.C., a New York limited liability company. Mr. Brady owns a majority of the membership interests in Antwerp L.L.C., and is its Chief Executive Officer and a member of its Management Committee. As such, Mr. Brady may be deemed to have effective control of Antwerp L.L.C. and thereby effective control over The Chart Group L.P. and our sponsor and may exercise voting and dispositive power with respect to the shares held by our sponsor and The Chart Group L.P. Consequently, Mr. Brady may be deemed the beneficial owner of 1,288,750 shares composed of 1,057,500 founder shares and 231,250 placement shares, held by our sponsor. Mr. Brady directly holds 108,750 of our founder shares. Mr. Brady disclaims beneficial ownership over any shares owned by The Chart Group L.P. or our sponsor over which he does not have any pecuniary interest.

4	Mr. Wright holds 237,500 shares composed of 225,000 founder shares and 12,500 placement shares.

5	Messrs. Ridge, Kerrey, Teen and Medina, respectively, hold 37,500 founder shares.

6
Cowen Group, Inc. has indirect sole voting and dispositive power over Cowen Overseas through its ownership of Ramius Advisors, LLC a wholly-owned subsidiary of Cowen Group, Inc. and the general partner of Cowen Overseas. This amount includes placement shares beneficially owned by Cowen Overseas Investment LP. As Chairman and Chief Executive Officer of Cowen Group, Inc., Peter Cohen may be deemed to control or share control of Cowen Group, Inc. Peter Cohen’s business address is c/o Ramius Advisors, LLC, 599 Lexington Avenue, 19 th  Floor, New York, New York 10022. Andrew Cohen who is the managing director of Ramius Advisors, LLC, has voting and dispositive power with respect to the shares held by Cohen Overseas. Each of Peter Cohen and Andrew Cohen disclaims beneficial ownership of any securities over which he does not have pecuniary interest.

7
According to a Schedule 13G filed with the SEC on February 14, 2013 by Kendall Family Investments, LLC and Mr. Louis M. Bacon, through its membership interest in the sponsor, Kendall Family Investments, LLC is the indirect holder of 962,500 shares composed of 212,500 placement shares and 750,000 founder shares, representing 9.87% of our outstanding shares of common stock. Kendall Family Investments, LLC is controlled by Mr. Louis M. Bacon, who has voting and dispositive power over its securities. The principal business office of each of Kendall Family Investments, LLC and Mr. Bacon is located at 1251 Avenue of the Americas, New York, New York 10020.

8
According to a Schedule 13G filed with the SEC on February 14, 2013  on behalf of  Brian Taylor, Pine River Capital Management L.P. and Pine River Master Fund Ltd. Brian Taylor is the beneficial owner of 742,500 shares of common stock , representing 7.6% of our outstanding shares of common stock.  Pine River Capital Management L.P. is the beneficial owner of 742,500 shares of common stock, representing 6.1% of our outstanding shares of common stock. The address of such reporting persons is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

9
According to a Schedule 13G filed with the SEC on February 14, 2013 by Citigroup Inc., the reporting person has shared voting and dispositive power over 594,000 shares of common stock, representing  6.1% of our outstanding common stock. The address of reporting person is 399 Park Avenue, New York, NY 10022 .

10
According to a Schedule 13G filed with the SEC on February 14, 2013 by Fir Tree, Inc (“Fir Tree”), the reporting person beneficially owns 675,000 shares of common stock, which represents approximately 6.7% of the Common Stock outstanding.   Fir Tree may be deemed to beneficially own the 675,000 shares of Common Stock purchased by certain private investment funds for which Fir Tree serves as the investment manager. Fir Tree has been granted investment discretion over the shares of common stock held by certain private investment funds for which Fir Tree serves as the investment manager, and thus, has the shared power to direct the vote and disposition of 675,000 shares of common stock. Reporting person has an address at 505 Fifth Avenue,  23rd Floor, New York, New York 10017.

11
Based on information contained in Schedule 13G filed on February 14, 2013 by AQR Capital Management, LLC (“AQR”), AQR serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 746,250 shares of common stock, representing approximately 8.5%  the outstanding shares of common stock. AQR Capital Management, LLC serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 7.2% of the total amount owned by AQR.  Reporting persons have an address at Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

12
According to a Schedule 13G filed on February 14, 2013 by BlueMountain Capital Management, LLC and BlueMountain GP Holdings, LLC, BlueMountain Capital Management, LLC has shared voting and dispositive power over 750,000 shares of common stock, representing 7.7% of the outstanding shares of common stock. BlueMountain GP Holdings, LLC has shared voting and dispositive power over 667,500 shares of common stock, representing 6.9% of the outstanding shares of common stock. The address of the principal business office of each of the reporting persons is 280 Park Avenue, 5th Floor East, New York, New York 10017.

13
According to a Schedule 13G filed on January 13, 2013 by TD Asset Management Inc., reporting person has sole voting and dispositive power of 725,000 shares of common stock, representing 7.43% of the outstanding shares of common stock.  The address and principal place of business office of reporting person is Canada Trust Tower, BCE Place, 161 Bay Street, 35th  Floor, Toronto, Ontario, M5J 2T2.

14
According to a Schedule 13G filed on March 12, 2013 by Polar Securities Inc., reporting persons has shares voting and dispositive power with North Pole Capital Master Fund of 650,000 shares of common stock, representing 6.7% of the outstanding shares of common stock.  The address of the business office of each of the reporting persons is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our initial shareholders currently own 1,875,000, after giving effect to our 0.75-for-1 reverse stock split effectuated on July 10, 2012, for an aggregate purchase price of $25,000. In January 2012, our sponsor transferred an aggregate of 337,500 founder shares to Joseph Wright, Governor Thomas Ridge, Senator Joseph Robert Kerrey and Timothy N. Teen, each of whom is one of our officers and/or directors and an aggregate of 890,625 shares to The Chart Group, L.P., the sole managing member of our sponsor. Subsequently in January 2012, The Chart Group, L.P. transferred an aggregate of 525,469 shares of our common stock to certain of our officers and certain affiliates and officers of The Chart Group, L.P. On April 17, 2012, our sponsor transferred an aggregate of 37,500 founder shares to Manuel D. Medina, who joined our board of directors on March 15, 2012.

The founder earn out shares (a number of founder shares equal to 2.5% of our shares of common stock issued and outstanding after the expiration of the underwriters’ overallotment option, excluding the placement shares) are subject to forfeiture by our initial stockholders in the event the last sales price of our stock does not equal or exceed $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 60 months following the closing of our initial business combination. An additional number of founder shares equal to 2.5% of our  shares of common stock issued and outstanding after the expiration of the underwriters’ overallotment option (excluding the placement shares), will be subject to forfeiture by our initial stockholders in the event the last sales price of our stock does not equal or exceed $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 60 months following the closing of our initial business combination. If such shares are forfeited, we would record the aggregate fair value of the shares forfeited and reacquired to treasury stock and a corresponding credit to additional paid-in capital based on the difference between the fair market value of the forfeited shares and the price paid to us for such forfeited shares of approximately $3,262.50. Upon receipt, such forfeited shares would then be immediately cancelled, which would result in the retirement of the treasury stock and a corresponding charge to additional paid-in capital. Our initial stockholders have also agreed, to the extent applicable, that they will not sell or transfer founder shares that remain subject to forfeiture.

Our sponsor purchased 231,250 placement units, Mr. Wright, purchased 12,500 placement units and Cowen Overseas purchased 131,250 placement units, at the price of $10.00 per unit for an aggregate purchase price of $3.750 million, in a private placement that occurred simultaneously with the closing of our initial public offering. All of the proceeds from the purchase price of the placement units were added to the proceeds from our initial public offering held in the trust account pending our completion of an initial business combination. The placement warrants are identical to the warrants sold in this offering, except that, (i) if held by the initial holders or their permitted assigns, they (a) may be exercised for cash or on a cashless basis; and (b) are not subject to being called for redemption, and (ii) the placement warrants which form a part of the placement units issued to Cowen Overseas, so long as held by Cowen Overseas or any of its related persons under FINRA rules, will expire five years from the effective date of our registration statement, or earlier upon our liquidation, whereas any placement warrants held by holders other than Cowen Overseas or any such related person will expire five years from the consummation of our initial business combination, or earlier upon our liquidation. The placement units and the component securities contained therein will be subject to lockup (i.e. not transferable, assignable or saleable) until 30 days after the consummation of our initial business combination; provided that such securities, if held by Cowen Overseas or any of its related persons under FINRA rules, are subject to a minimum lock-up of 180 days from December 14, 2012. If we do not complete an initial business combination, the portion of the $3,750,000 purchase price of the placement units placed in the trust account will be included as a part of the liquidation amount payable to our public stockholders and the placement warrants will expire worthless. Including the private placement of founder shares and placement units, our initial stockholders own 21.7% and Cowen Overseas own 1.3% of the outstanding common stock following offering and the exercise, if any, of the underwriters’ overallotment option (assuming that neither our initial stockholders nor Cowen Overseas purchases any shares in the offering or the public market.)

Our sponsor, Mr. Wright and Cowen Overseas have collectively committed to offer to purchase up to 3,750,000 of our issued and outstanding warrants at a purchase price of $0.60 per warrant in a proposed tender offer that would commence after our announcement of a business combination and would close upon the consummation of such initial business combination. The proposed purchase price of $0.60 was determined by our sponsor, Mr. Wright and Cowen Overseas in consultation with the representatives of the underwriters of our initial public offering and based on these entities’ knowledge of the securities markets. At the time of the proposed tender offer, each of our sponsor, Mr. Wright and Cowen Overseas will also hold placement warrants, and has agreed not to tender such placement warrants in the proposed tender offer. Through the warrant tender offer, the initial holders will effectively offer to purchase up to 50% of the warrants sold as part of the units in this offering, without giving effect to any exercise of the underwriters’ over-allotment option. The warrant tender offer will not be conditioned upon any minimum number of warrants being tendered. In the event the aggregate number of public warrants validly tendered by the public warrant holders exceeds 3,750,000, each validly submitted offer to sell will be reduced on a pro rata basis in accordance with the terms of the offer to purchase that will be provided to the public warrant holders in connection with the warrant tender offer.

Our sponsor, Mr. Wright and Cowen Overseas have deposited an aggregate of $2,250,000 with Continental Stock Transfer & Trust Company into a segregated escrow account (representing $0.60 per warrant for up to 3,750,000 warrants). More specifically, the sponsor has deposited $1,387,500, Mr. Wright has deposited $75,000 and Cowen Overseas has deposited $787,500. The funds held in the escrow account will be invested only in United States treasuries or in money market funds that invest solely in United States treasuries with a maturity of 180 days or less.

If we are unable to consummate our business combination within the allotted time, holders of our outstanding public warrants will receive a pro-rata portion of the proceeds on deposit in this escrow account ($0.30 per warrant) as promptly as reasonably possible but no more than five business days thereafter, after which time such warrants will expire worthless. Interest earned on the amount deposited in the escrow account, if any, will be paid to our sponsor, Mr. Wright and Cowen Overseas in accordance with the terms of the escrow agreement.

 Our sponsor and an affiliate of our sponsor had also advanced to us an aggregate of $205,000 to cover expenses related to our initial public offering. The promissory notes were repaid in full on December 19, 2012.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than interest on such proceeds. Up to $750,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. These warrants would be identical to the placement warrants (except that the placement warrants issued to Cowen Overseas, so long as held by Cowen Overseas or any of its related persons under FINRA rules, will expire five years from the December 14, 2012  (or earlier upon our liquidation). The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Commencing on December 14, 2012, we agreed to pay The Chart Group L.P., an affiliate of our sponsor, a total of $10,000 per month for office space, administrative services and secretarial support. Upon consummation of our initial business combination or our liquidation, we will cease paying these monthly fees.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Director Independence

The Nasdaq rules requires that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

We have determined that Governor Ridge, Senator Kerrey and Mr. Medina are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act. In accordance with Nasdaq,  we have one year from the date our securities are first listed on Nasdaq to have a majority of our board of directors consist of independent members.

Item 14. Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2012, the firm of Rothstein Kass, was our principal accountant. The following is a summary of fees paid or to be paid to Rothstein Kass for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rothstein Kass in connection with regulatory filings. We paid Rothstein Kass $20,000 during the year ended December 31, 2011, in connection with our seed audit (as of August 9, 2011) filed with our registration statement.  We paid Rothstein Kass $55,000 during the year ended December 31, 2012 (including $25,000 paid in January 2013) in connection with our registration statement (audits as of December 31, 2011 and December 19, 2012; interim reviews as of June 30, 2012 and September 30, 2012; auditor consents; comfort letters and other correspondence). We expect to be billed approximately $15,000 in connection with our December 31, 2012 audit.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by Rothstein Kass during the last two fiscal years.

Tax Fees. We did not pay Rothstein Kass for tax planning and tax advice for the year ended December 31, 2012.

All other fees. We did not pay Rothstein for consulting services for our due diligence review in connection with the investigation of an acquisition target.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)
Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Chart Acquisition Corp.

We have audited the accompanying balance sheets of Chart Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2012 and the periods from July 22, 2011 (date of inception) to December 31, 2011, as well as for the period from July 22, 2011 (date of inception) to December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012 and the periods from July 22, 2011 (date of inception) to December 31, 2011 and July 22, 2011 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass
Rothstein Kass

New York, New York
April 1, 2013

CHART ACQUISITION CORP.
(a development stage company)
BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash	$1,147,464	$70,274
Due from Sponsor	409	409
Prepaid Expenses	5,236	-
Total Current Assets	1,153,109	70,683

Non-current Assets:
Deferred Offering Costs	-	154,042
Cash and Investments Held in Trust Account	75,001,821	-
Total Assets	$76,154,930	$224,725
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$50,522	$25,252
Due to Affiliate	1,322	-
Accrued Offering Costs	16,920	-
Note Payable, Sponsor	-	175,000
Total Current Liabilities	68,764	200,252

Deferred Underwriting Fee	2,343,750	-
Total Liabilities	2,412,514	200,252

Common stock subject to possible redemption; 6,874,242 shares at $10.00 per share	68,742,415	-

Stockholders' Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value; 29,000,000 shares authorized; 3,157,008 shares issued and outstanding at December 31, 2012 (excluding 6,874,242 shares subject to possible redemption) and 2,156,250 shares issued and outstanding as of December 31, 2011	316	216
Additional Paid-in Capital	4,999,685	24,784
Deficit Accumulated During Development Stage	-	(527)
Total Stockholders' Equity	5,000,001	24,473
Total Liabilities and Stockholders' Equity	$76,154,930	$224,725

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.
(a development stage company)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	July 22, 2011 (date of inception) to December 31, 2011	July 22, 2011 (date of inception) to December 31, 2012
Revenue	$-	$-	$-
Formation and Operating Costs	3,469	527	3,996
General and Administrative Expenses	56,608		$56,608
Loss from Operations	(60,077)	(527)	(60,604)
Other Income:
Interest Income	1,821	-	1,821
Net Loss Attributable to Common Stockholders	$(58,256)	$(527)	$(58,783)
Weighted Average Number of Common Shares Outstanding, basic and diluted	2,194,115	2,156,250	2,182,491
Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.03)	$(0.00)	$(0.03)

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 For the Period from July 22, 2011 (date of inception) to December 31, 2012

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Developmental Stage	Total Stockholders' Equity
	Shares	Amount $.0001 Par

Sale of common stock issued to Sponsor on August 9, 2011 at $.011594 per share	2,156,250	$216	$24,784	$-	$25,000

Net loss attributable to common stockholders'	-	-	-	(527)	(527)

Balances, December 31, 2011	2,156,250	216	24,784	(527)	24,473

Sale of 7,500,000 units on December 19, 2012, net of underwriters' discount and offering expenses (including 6,880,120 subject to possible redemption)	7,500,000	750	70,025,449	-	70,026,199

Reclassification of shares subject to possible redemption at redemption value on December 19, 2012	(6,880,120)	(688)	(68,800,510)	-	(68,801,198)

Sale of 375,000 units to Sponsor on December 19, 2012	375,000	37	3,749,963	-	3,750,000

Change in shares subject to possible redemption to 6,874,242 shares at December 31, 2012	5,878	1	(1)	58,783	58,783

Net loss attributable to common stockholders	-	-	-	(58,256)	(58,256)

Balances, December 31, 2012	3,157,008	$316	$4,999,685	$-	$5,000,001

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	July 22, 2011 (date of inception) to December 31, 2011	July 22, 2011 (date of inception) to December 31, 2012

Cash Flows from Operating Activities
Net Loss	$(58,256)	$(527)	$(58,783)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Prepaid Expenses	(5,236)	-	(5,236)
Accounts Payable and Accrued Expenses	25,270	25,252	50,522
Due to Affiliate	1,322	-	1,322
Due from Sponsor	-	(409)	(409)
Net Cash provided by (used in) Operating Activities	(36,900)	24,316	(12,584)

Cash Flows from Investing Activities
Proceeds deposited in Trust Account	(75,000,000)	-	(75,000,000)
Interest on Trust Account	(1,821)	-	(1,821)
Net Cash used in Investing Activities	(75,001,821)	-	(75,001,821)

Cash Flows from Financing Activities
Proceeds from Sale of Common Stock to Sponsor	-	25,000	25,000
Proceeds from Public Offering	75,000,000	-	75,000,000
Proceeds from Issuance of Units to Sponsor	3,750,000	-	3,750,000
Proceeds from Note Payable, Affiliate of Sponsor	30,000	-	30,000
Principal Payments on Note Payable, Affiliate of Sponsor	(30,000)	-	(30,000)
Proceeds from Note Payable, Sponsor	-	175,000	175,000
Principal Payments on Note Payable, Sponsor	(175,000)	-	(175,000)
Payment of Offering Costs	(2,459,089)	(154,042)	(2,613,131)
Net Cash Provided by Financing Activities	76,115,911	45,958	76,161,869
Net Increase in Cash	1,077,190	70,274	1,147,464
Cash at Beginning of the Period	70,274	-	-
Cash at Ending of the Period	$1,147,464	$70,274	$1,147,464
Supplemental Disclosure for Non-cash Financing Activities
Deferred Underwriters' Fee	$2,343,750	$-	$2,343,750
Accrued Expenses Included in Deferred Offering Costs	16,920	25,252	16,920

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Chart Acquisition Corp. (the “Company”) was incorporated in Delaware on July 22, 2011. The Company is a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or similar business combination, one or more operating businesses or assets (an “business combination”). The Company has neither engaged in any operations nor generated any revenues to date. The Company has selected December 31 as its fiscal year end.

At December 31, 2012, the Company had not commenced any operations. All activity through December 31, 2012 relates to the Company’s formation, initial public offering (“public offering”) described below in Note 4, and search for an initial business combination.

The registration statement for the public offering was declared effective on December 13, 2012. The Company consummated the public offering on December 19, 2012 and received net proceeds of approximately $76,120,000 which includes $3,750,000 received from the private placement of 375,000 units to Chart Acquisition Group LLC, a Delaware limited liability Company (the “sponsor”) and is net of approximately $2,630,000 of legal, accounting and underwriting fees. The sponsor, Joseph Wright, the Company’s chief executive officer and chairman of the board and Cowen Overseas Investment LP (“Cowen Overseas”), an affiliate of Cowen and Company, LLC, one of the lead underwriters of the public offering, each purchased units consisting of one share of common stock and a warrant to purchase one share of common stock ( the “private placement”—Note 5).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the public offering, although substantially all of the net proceeds of the public offering are intended to be generally applied toward effecting an initial business combination. Net proceeds of  approximately $75,000,000 from the public offering and simultaneous private placements of the placement units (as described below in Note 5) are being held in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account will be invested only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. Except for interest income earned on the trust account balance and released to us for working capital purposes and to pay taxes or dissolution expenses, if any, our amended and restated certificate of incorporation provides that none of the funds held in trust will be released from the trust account, until the earlier of (i) the consummation of our initial business combination; (ii) the expiration or termination of any tender offer conducted by the Company in connection with a proposed business combination not otherwise withdrawn; (iii) the redemption of the Company’s public shares if it is unable to consummate a business combination by September 13, 2014, subject to applicable law; or (iv) otherwise upon its liquidation or in the event its management resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to September 13, 2014. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

For the purposes of consummating an initial business combination, the Company is not limited to a particular industry or geographic region, although its management team intends to focus on operating businesses in the following sectors: the provision and/or outsourcing of government services. The management team anticipates structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. It may also, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest.

The Company intends to consummate the initial business combination and conduct the redemptions without stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and will file tender offer documents with the Securities and Exchange Commission.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2012

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS — (continued)

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with an initial business combination, public stockholders will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest but less taxes payable plus amounts released to fund working capital requirements. As a result, such shares will be recorded at redemption value and classified as temporary equity upon the completion of the public offering, in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification, (“ASC") Topic 480, “Distinguishing Liabilities from Equity.”

The Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 and, solely if it seeks stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination.

Solely if the Company holds a stockholder vote to approve the initial business combination, and it does not conduct redemptions pursuant to the tender offer rules, it may enter into privately negotiated transactions to purchase public shares from stockholders who would otherwise elect to redeem their shares, with such purchases made using funds held in the trust account. All shares so purchased by the Company will be immediately cancelled.

Liquidation

If the Company does not consummate an initial business combination by September 13, 2014 it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to the Company for working capital purposes, the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining stockholders and board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

2.	BASIS OF PRESENTATION

The accompanying financial statement is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company complies with the reporting requirements of ASC Topic 915, “Development Stage Entities.” At December 31, 2012, the Company has not commenced any operations nor generated revenue to date. All activity through December 31, 2012, relates to the Company’s formation, the public offering and search for an initial business combination. Following the public offering, the Company will not generate any operating revenues until after completion of an initial business combination, at the earliest. The Company may generate non-operating income in the form of interest income on the designated trust account after the public offering.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2012

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. During the period from inception through the public offering and private placement, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. Thereafter, in connection with the aforementioned public offering and private placement, the Company had 7,875,000 warrants outstanding.  Due primarily to losses in all periods presented, dilutive loss per common share is equal to basic loss per common share for the periods.

Securities Held in Trust Account

Investment securities consist of United States Treasury securities. The Company classifies its securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

 A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities' fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

 Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2012, the Company has a deferred tax asset of approximately $21,000, related to net operating loss carry forwards which begin to expire in 2031. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

CHART ACQUISITION CORP.
 (a development stage company)
NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2012

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

Income Tax (continued)

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.

De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2012. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2012. The Company is subject to income tax examinations by major taxing authorities since inception.

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering” whereby offering costs incurred prior to the initial public offering were capitalized and then charged to stockholders’ equity upon the completion of the offering. Accordingly, during the year ended December 31, 2012, offering costs totaling approximate $4,973,801 (including $4,406,250 in underwriters fees) have been charged to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the accompanying balance sheets.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Redeemable Common Stock

As discussed in Note 1, all of the 7,500,000 common shares sold as part of the units in the public offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2012

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

Redeemable Common Stock (continued)

Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC Topic 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at December 31, 2012, 6,874,242 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the trust account, less any interest released to the Company for working capital purposes or the payment of taxes (approximately $10.00 at December 31, 2012).

4.	PUBLIC OFFERING

The public offering called for the Company to offer for sale 7,500,000 units at a purchase price of $10.00 per unit. Each unit consists of (i) one share of the Company’s common stock, $0.0001 par value (“common stock”), and (ii) one warrant to purchase one share of common stock (“warrant”). Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of an initial business combination and one year from the date of the prospectus for the proposed public offering, and will expire five years from the date of the initial business combination, or earlier upon redemption or liquidation. The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ prior written notice after the warrants become exercisable, only in the event that the last sales price of the common stock (or the closing bid price of the common stock in the event shares of our common stock are not traded on any specific trading day) equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is given. In the event that a registration is not effective at the time of exercise, the holders of the warrants shall not be entitled to exercise such warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrants and the warrants will expire worthless.

5.	RELATED PARTY TRANSACTIONS

Private Placements

On August 9, 2011, the Company issued to its sponsor in a private placement 2,156,250 shares (after giving effect to its 0.75-for-1 reverse stock split effectuated on July 10, 2012) of restricted common stock for an aggregate purchase price of $25,000, of which 281,250 were forfeited in February 2013 (see Note 11). The initial shares will not be released from transfer restrictions until: (i) one year after the consummation of the Company’s initial business combination or earlier if, subsequent to its business combination, the last sales price of its common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after its initial business combination, or (ii) the date on which it consummates a liquidation, merger, stock exchange or other similar transaction after its initial business combination that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2012

5.	RELATED PARTY TRANSACTIONS — (continued)

Private Placements— (continued)

The sponsor, Joseph Wright and Cowen Overseas purchased, simultaneously with the closing of the public offering, 375,000 units (the “placement units”) from the Company at a price of $10.00 per unit, each unit consisting of one share of common stock (“placement shares”) and a warrant to purchase one share of common stock (“placement warrants”) (for an aggregate purchase price of $3,750,000) in private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. The placement warrants are identical to the warrants sold in the public offering except that, (i) if held by the initial holders or their permitted assigns, they (a) may be exercised for cash or on a cashless basis at the option of the holder; and (b) will not be redeemable by the Company, and (ii) the placement warrants issued to Cowen Overseas, so long as held by Cowen Overseas or any of its related persons under FINRA rules, expire five years from the effectiveness of the registration statement. In addition, the placement warrants and placement shares are subject to transfer restrictions until 30 days following the consummation of the initial business combination. Since the Company is not required to net-cash settle the placement warrants, management has determined that they will be recorded at fair value and classified within stockholders’ equity as additional paid-in capital upon their issuance in accordance with ASC 815-40.

The founder shares and the placement shares are identical to the shares of common stock included in the units that were sold in the public offering except that (i) the founder shares and the placement shares are subject to certain transfer restrictions as described above, and (ii) each of the initial stockholders and Cowen Overseas has agreed not to redeem any of the founder shares or placement shares, as the case may be, held by them in connection with the consummation of an initial business combination, and each has also waived its rights to participate in any redemption with respect to its initial shares and placement shares, as the case may be, if the Company fails to consummate an initial business combination.

However, each of the initial stockholders and Cowen Overseas (as applicable) will be entitled to redeem any public shares it acquires in or after the public offering in the event the Company fails to consummate an initial business combination within the required time period.

In connection with a stockholder vote to approve an initial business transaction, if any, each of the Company’s initial stockholders have agreed to vote their initial shares and/or placement shares, as the case may be, in favor of the initial business transaction. In addition, the Company’s initial stockholders, officers and directors have each also agreed to vote any shares of common stock acquired in the public offering or in the aftermarket in favor of the initial business transaction submitted to stockholders for approval, if any.

The initial holders of the Company’s founder shares and placement shares and their permitted transferees will be entitled to registration rights pursuant to a registration rights agreement signed on the date of the Company’s prospectus relating to the public offering.

Such holders are entitled to demand registration rights and certain “piggy-back” registration rights with respect to the initial shares, the placement shares, the placement warrants and the shares of common stock underlying the placement warrants, commencing, in the case of the initial shares, one year after the consummation of the initial business combination and commencing, in the case of the placement shares, the placement warrants and the shares of common stock underlying the placement warrants, 30 days after the consummation of the initial business combination.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2012

5.	RELATED PARTY TRANSACTIONS — (continued)

Note Payable to Sponsor

The Company issued a $175,000 unsecured non-interest bearing promissory note to the sponsor on August 9, 2011, which was amended on March 31, 2012 and September 30, 2012, respectively. The proceeds from the loan were used to fund organizational and offering expenses incurred or expected to be incurred by the Company. The principal balance of the note was payable on the earlier of (i) the date of the consummation of the public offering or (ii) December 31, 2012. The note was repaid in full on December 19, 2012.

Note Payable to Affiliate

The Company issued a $30,000 unsecured non-interest bearing promissory note to an affiliate of the Sponsor on December 11, 2012. The proceeds from the loan were used to fund organizational and offering expenses incurred or expected to be incurred by the Company. The principal balance of the note was payable on the earlier of (i) the date of the consummation of the public offering or (ii) December 31, 2012. The note was repaid in full on December 19, 2012.

Due to Affiliate

As of December 31, 2012 and 2011, the Chart Group L.P., an affiliate of the sponsor, has paid certain offering, formation and operating costs on behalf of the Company. The total of such costs do not bear interest, and is due on demand. At December 31, 2012, the total amount owed to the Chart Group is $1,322. There was no amount due as of December 31, 2011.

Administrative Services

The Company has agreed to pay The Chart Group L.P., an affiliate of the sponsor a total of $10,000 per month for office space and general and administrative services. Services commenced on December 14, 2012, the date the securities of the Company were first listed on the Nasdaq Capital Market, and will terminate upon the earlier of the consummation by the Company of an initial business combination and the liquidation of the Company.  For the year ended December 31, 2012, the Company paid $10,000 of which approximately $5,000 was expensed pursuant to this service agreement and $5,000 was recorded as a prepaid expense.

6.	COMMITMENTS

The Company paid an underwriting discount of 2.750% (or $2,062,500) of the public unit offering price to the underwriters at the closing of the public offering, with an additional deferred fee of 3.125% (or $2,343,750) of the gross offering proceeds payable to the representatives of the underwriters upon the Company’s consummation of an initial business combination.

7.	INVESTMENT HELD IN TRUST ACCOUNT

Subsequent to the public offering, an amount of $75,000,000 (including $2,343,750 of deferred underwriters’ fee) of the net proceeds of the public offering, was deposited in a Trust Account and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 have a maturity of 180 days or less until the earlier of (i) the consummation of a business combination, or (ii) liquidation of the Company.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2012

7.	INVESTMENT HELD IN TRUST ACCOUNT— (continued)

As of December 31, 2012, investment securities in the Company’s Trust Account consist of $74,976,321 in United States Treasury Bills and another $25,500 is held as cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2012 balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, excluding accrued interest income, gross unrealized holding loss and fair value of held to maturity securities at December 31, 2012 are as follows:

	Carrying Value	Gross Unrealized Holding Loss	Fair Value

Held-to-maturity:
U.S. Treasury Securities	$74,976,321	$(6,321)	$74,970,000

8.	FAIR VALUE MEASUREMENTS

       The Company complies with ASC Topic 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury Securities held in Trust Account	$74,970,000	$74,970,000	--	--

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2012

9.	WARRANTS

In the event of a Fundamental Transaction (as defined in the Warrant Agreement), which can only happen after the Company’s initial business combination, at the request of the holder delivered at any time through the date that is 30 days after the public disclosure of the consummation of such Fundamental Transaction by the Company pursuant to a Current Report on Form 8-K filed with the SEC, the Company (or the successor entity to the Company) shall purchase such Warrant from the holder by paying to the holder, within five trading days after such request, cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of such Warrant on the date of such Fundamental Transaction. Any holder that receives cash pursuant to the immediately preceding sentence shall not receive any Alternate Consideration (as defined in the Warrant Agreement) from such transaction. For purposes hereof, "Black Scholes Value" means the value of the Warrant based on the Black Scholes Option Pricing Model obtained from the "OV" function on Bloomberg using (i) a price per share of common stock equal to the Closing Sale Price of the common stock for the trading day immediately preceding the date of consummation of the applicable Fundamental Transaction, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of such Warrant as of such date of request, and (iii) an expected volatility equal to the greater of (A) forty percent (40%) and (B) the 30-day volatility obtained from the HVT function on Bloomberg determined as of the trading day immediately following the announcement of the Fundamental Transaction, (iv) a "Style" of "Warrant" and (v) a "Warrant type" of "Capped" where "Call cap" equals $17.50.

After its initial business combination, the Company will treat all of its outstanding warrants as a liability due to the cash settlement provisions provided in the Warrant Agreement. As the cash settlement provision can only be triggered after an initial business combination, which is deemed to be in the Company's control under the provisions of ASC Topic 480, the warrants will be treated as permanent equity until such time.  Following the initial business combination, the warrants will be classified as a liability. Management cannot accurately estimate what the cash settlement will be, or if an initial business combination will take place, but the expense and cash payment may be material.

10.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 29,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share.

As of December 31, 2012, there were 3,157,008 shares of common stock outstanding (excluding 6,874,242 shares subject to possible redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2012, the Company has not issued any shares of preferred stock.

11.	SUBSEQUENT EVENT

In January 2013, an aggregate of 281,250 shares of common stock of the Company were forfeited by certain of our initial stockholders as a result of the underwriters' over-allotment option expiring unexercised.

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov .

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement. (1)
3.1	Certificate of Incorporation. (8)
3.2	Certificate of Amendment to Certificate of Incorporation.(4)
3.3	Amended and Restated Certificate of Incorporation.(1)
3.4	Bylaws.(5)
4.1	Specimen Unit Certificate.(7)
4.2	Specimen Common Stock Certificate.(7)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4). (1)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.2	Registration Rights Agreement among the Registrant and security holders. (1)
10.3	Letter Agreement by and between the Registrant’s security holders, the officers and directors of the Registrant, and the underwriters. (1)
10.4	Securities Purchase Agreement dated August 9, 2011 between the Registrant and Chart Acquisition Group LLC.(9)
10.5	Second Amended and Restated Promissory Note, dated as of September 30, 2012 issued to Chart Acquisition Group LLC in the amount of $175,000. (3)
10.6	Third Amended and Restated Placement Unit Subscription Agreement between the Registrant and Sponsor. (3)
10.7	Third Amended and Restated Placement Unit Subscription Agreement between the Registrant and Cowen Overseas Investment LP. (3)
10.8	Letter Agreement between Chart Acquisition Group LLC and Registrant regarding administrative support. (1)
10.9	Form of Indemnity Agreement.(5)
10.10	Second Amended and Restated Placement Unit Subscription Agreement between the Registrant and Joseph Wright.(3)
10.11	Escrow Agreement among Sponsor, Joseph Wright, Cowan Overseas, Continental Stock Transfer & Trust Company and Cowan and Company, LLC. (2)
10.12	Promissory Note dated as of December 11, 2012, issued to the Chart Group, LP (1)
14.1	Code of Business and Ethics.(8)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
99.1	Audit Committee Charter.(6)

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 19, 2012.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on November 30, 2012.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on November 20, 2012.
(4)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on July 12, 2012.
(5)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on March 6, 2012.
(6)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on February 10, 2012.
(7)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on December 13, 2011.
(8)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on November 22, 2011.
(9)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on October 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2013	Chart Acquisition Corp.

	By:	/s/ Joseph R. Wright
Name: Joseph R. Wright Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JOSEPH R. WRIGHT	Chairman of the Board of Directors and Chief Executive Officer	April 1, 2013
Joseph R. Wright	(Principal Executive Officer)

/s/ CHRISTOPHER D. BRADY	President and Director	April 1, 2013
Christopher D. Brady

/s/ MICHAEL LABARBERA	Chief Financial Officer and Secretary	April 1, 2013
Michael LaBarbera	(Principal Financial Officer and Principal Accounting Officer)

/s/ GOVERNOR THOMAS RIDGE	Director	April 1, 2013
Governor Thomas Ridge

/s/SENATOR JOSEPH ROBERT K ERREY	Director	April 1, 2013
Senator Joseph Robert Kerrey

/s/ PETER A. COHEN	Director	April 1, 2013
Peter A. Cohen

/s/ TIMOTHY N. TEEN	Director	April 1, 2013
Timothy N. Teen Timothy N. Teen

/s/ MANUEL D. MEDINA	Director	April 1, 2013
Manuel D. Medina