Form 10-K/A
period 2012-12-31
Chart Acquisition Corp.
filed 2013-04-05
CIK 1527349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 originally filed with the Securities and Exchange Commission on April 1, 2013 (“2013 Form 10-K”), is being filed solely for the purposes of filing XBRL related documents in Exhibit 101. This Exhibit was not previously filed.

Other than as expressly set forth above, this Form 10-K/A does not, and does not purport to, amend, update or restate the information in any other item of the 2013 Form 10-K, or reflect any events that have occurred after the 2013 Form 10-K was originally filed.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement. (1)
3.1	Certificate of Incorporation. (8)
3.2	Certificate of Amendment to Certificate of Incorporation.(4)
3.3	Amended and Restated Certificate of Incorporation.(1)
3.4	Bylaws.(5)
4.1	Specimen Unit Certificate.(7)
4.2	Specimen Common Stock Certificate.(7)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4). (1)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.2	Registration Rights Agreement among the Registrant and security holders. (1)
10.3	Letter Agreement by and between the Registrant’s security holders, the officers and directors of the Registrant, and the underwriters. (1)
10.4	Securities Purchase Agreement dated August 9, 2011 between the Registrant and Chart Acquisition Group LLC.(9)
10.5	Second Amended and Restated Promissory Note, dated as of September 30, 2012 issued to Chart Acquisition Group LLC in the amount of $175,000. (3)
10.6	Third Amended and Restated Placement Unit Subscription Agreement between the Registrant and Sponsor. (3)
10.7	Third Amended and Restated Placement Unit Subscription Agreement between the Registrant and Cowen Overseas Investment LP. (3)
10.8	Letter Agreement between Chart Acquisition Group LLC and Registrant regarding administrative support. (1)
10.9	Form of Indemnity Agreement.(5)
10.10	Second Amended and Restated Placement Unit Subscription Agreement between the Registrant and Joseph Wright.(3)
10.11	Escrow Agreement among Sponsor, Joseph Wright, Cowan Overseas, Continental Stock Transfer & Trust Company and Cowan and Company, LLC. (2)
10.12	Promissory Note dated as of December 11, 2012, issued to the Chart Group, LP (1)
14.1	Code of Business and Ethics.(8)
31.1^	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2^	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1^	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2^	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
99.1	Audit Committee Charter.(6)
101.INS^*	XBRL Instance Document
101.SCH^*	XBRL Taxonomy Extension Schema
101.CAL^*	XBRL Taxonomy Calculation Linkbase
101.LAB^*	XBRL Taxonomy Label Linkbase
101.PRE^*	XBRL Definition Linkbase Document
101.DEF^*	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 19, 2012.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on November 30, 2012.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on November 20, 2012.
(4)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on July 12, 2012.
(5)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on March 6, 2012.
(6)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on February 10, 2012.
(7)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on December 13, 2011.
(8)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on November 22, 2011.
(9)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on October 13, 2012.
^ *
Filed herewith.

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 4, 2013	Chart Acquisition Corp.

	By:	/s/ Joseph R. Wright
Name: Joseph R. Wright Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JOSEPH R. WRIGHT	Chairman of the Board of Directors and Chief Executive Officer	April 4, 2013
Joseph R. Wright	(Principal Executive Officer)

/s/ CHRISTOPHER D. BRADY	President and Director	April 4, 2013
Christopher D. Brady

/s/ MICHAEL LABARBERA	Chief Financial Officer and Secretary	April 4, 2013
Michael LaBarbera	(Principal Financial Officer and Principal Accounting Officer)

/s/ GOVERNOR THOMAS RIDGE	Director	April 4, 2013
Governor Thomas Ridge

/s/ SENATOR JOSEPH ROBERT KERREY	Director	April 4, 2013
Senator Joseph Robert Kerrey

/s/ PETER A. COHEN	Director	April 4, 2013
Peter A. Cohen

/s/ TIMOTHY N. TEEN	Director	April 4, 2013
Timothy N. Teen Timothy N. Teen

/s/ MANUEL D. MEDINA	Director	April 4, 2013
Manuel D. Medina