Form 10-Q
period 2013-03-31
Chart Acquisition Corp.
filed 2013-05-07
CIK 1527349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:   001-35762

CHART ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	45-2853218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o The Chart Group, LP 75 Rockefeller Plaza, 14th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (212) 350-8205

Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒

As of May 6, 2013, there were 9,750,000 shares of Company’s common stock issued and outstanding.

CHART ACQUISITION CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

Condensed Balance Sheets	1
Condensed Statements of Operations	2
Condensed Statements of Changes in Stockholders' Equity	3
Condensed Statements of Cash Flows	4
Notes to Condensed Interim Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Overview	14
Results of Operations	14
Liquidity and Capital Resources	15
Significant Accounting Policies	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4. CONTROLS AND PROCEDURES	17

PART II. OTHER INFORMATION	18

ITEM 1. LEGAL PROCEEDINGS	18

ITEM 1A. RISK FACTORS	18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4. MINE SAFETY DISCLOSURE	18

ITEM 5. OTHER INFORMATION	18

ITEM 6. EXHIBITS	18
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

 CHART ACQUISITION CORP.
(a development stage company)
CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash	$788,320	$1,147,464
Due from Sponsor	409	409
Prepaid Expenses	212,393	5,236
Total Current Assets	1,001,122	1,153,109

Non-current Assets:
Cash and Investments Held in Trust Account	75,016,737	75,001,821
Total Assets	$76,017,859	$76,154,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$53,186	$50,522
Due to Affiliate	1,322	1,322
Accrued Offering Costs	16,920	16,920
Total Current Liabilities	71,428	68,764

Deferred Underwriting Fee	2,343,750	2,343,750
Total Liabilities	2,415,178	2,412,514

Common stock subject to possible redemption; 6,860,268 and 6,874,242 shares at $10.00 per share at March 31, 2013 and December 31, 2012, respectively	68,602,680	68,742,415

Stockholders' Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value; 29,000,000 shares authorized; 2,889,732 and 3,157,008 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively (excluding 6,860,268 and 6,874,242 shares subject to possible redemption, respectively)	289	316
Additional Paid-in Capital	4,999,712	4,999,685
Deficit Accumulated During Development Stage	-	-
Total Stockholders' Equity	5,000,001	5,000,001
Total Liabilities and Stockholders' Equity	$76,017,859	$76,154,930

The accompanying notes are an integral part of the condensed financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	July 22, 2011 (date of inception) to March 31, 2013
Revenue	$-	$-	$-
Formation and Operating Costs	-	101	3,996
General and Administrative Expenses	154,651	-	$211,259
Loss from Operations	(154,651)	(101)	(215,255)
Other Income:
Interest Income	14,916	-	16,737
Net Loss Attributable to Common Stockholders	$(139,735)	$(101)	$(198,518)
Weighted Average Number of Common Shares Outstanding, basic and diluted	2,928,453	2,156,250	2,291,627
Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.05)	$(0.00)	$(0.09)

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 For the Period from July 22, 2011 (date of inception) to March 31, 2013
(unaudited)

	Common Stock			Deficit Accumulated
	Shares	Amount $.0001 Par	Additional Paid-in Capital	During Developmental Stage	Total Stockholders' Equity

Sale of common stock issued to Sponsor on August 9, 2011 at $.011594 per share	2,156,250	$216	$24,784	$-	$25,000

Net loss attributable to common stockholders'	-	-	-	(527)	(527)

Balances, December 31, 2011 (audited)	2,156,250	216	24,784	(527)	24,473

Sale of 7,500,000 units on December 19, 2012, net of underwriters' discount and offering expenses (including 6,880,120 subject to possible redemption)	7,500,000	750	70,025,449	-	70,026,199

Reclassification of shares subject to possible redemption at redemption value on December 19, 2012	(6,880,120)	(688)	(68,800,510)	-	(68,801,198)

Sale of 375,000 units to Sponsor on December 19, 2012	375,000	37	3,749,963	-	3,750,000

Change in shares subject to possible redemption to 6,874,242 shares at December 31, 2012	5,878	1	(1)	58,783	58,783

Net loss attributable to common stockholders	-	-	-	(58,256)	(58,256)

Balances, December 31, 2012 (audited)	3,157,008	$316	$4,999,685	$-	$5,000,001

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(281,250)	(28)	28	-	-

Change in shares subject to possible redemption to 6,860,268 shares at March 31, 2013	13,974	1	(1)	139,735	139,735

Net loss attributable to common stockholders	-	-	-	(139,735)	(139,735)

Balances, March 31, 2013 (unaudited)	2,889,732	$289	$4,999,712	$-	$5,000,001

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	July 22, 2011 (date of inception) to March 31, 2013

Cash Flows from Operating Activities
Net Loss	$(139,735)	$(101)	$(198,518)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid Expenses	(207,157)	-	(212,393)
Accounts Payable and Accrued Expenses	2,664	(5,805)	53,186
Due to Affiliate	-	-	1,322
Due from Sponsor	-	-	(409)
Net Cash Used in Operating Activities	(344,228)	(5,906)	(356,812)

Cash Flows from Investing Activities
Proceeds Deposited In Trust Account	-	-	(75,000,000)
Interest on Trust Account	(14,916)	-	(16,737)
Net Cash Used in Investing Activities	(14,916)	-	(75,016,737)

Cash Flows from Financing Activities
Proceeds from Sale of Common Stock to Sponsor	-	-	25,000
Proceeds from Public Offering	-	-	75,000,000
Proceeds from Issuance of Units to Sponsor	-	-	3,750,000
Proceeds from Note Payable, Affiliate of Sponsor	-	-	30,000
Principal Payments on Note Payable, Affiliate of Sponsor	-	-	(30,000)
Proceeds from Note Payable, Sponsor	-	-	175,000
Principal Payments on Note Payable, Sponsor	-	-	(175,000)
Payment of Offering Costs	-	(9,783)	(2,613,131)
Net Cash Provided by (Used In) Financing Activities	-	(9,783)	76,161,869
Net Increase (Decrease) in Cash	(359,144)	(15,689)	788,320
Cash at Beginning of the Period	1,147,464	70,274	-
Cash at Ending of the Period	$788,320	$54,585	$788,320
Supplemental Disclosure for Non-Cash Financing Activities
Deferred Underwriters' Fee	$-	$-	$2,343,750
Accrued Expenses Included in Deferred Offering Costs	-	448	16,920

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to March 31, 2013

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Chart Acquisition Corp. (the “Company,” “we” or “us”) was incorporated in Delaware on July 22, 2011. The Company is a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or similar business combination, one or more operating businesses or assets (an “business combination”). The Company has neither engaged in any operations nor generated any revenues to date. The Company has selected December 31 as its fiscal year end.

At March 31, 2013, the Company had not commenced any operations. All activity through March 31, 2013 relates to the Company’s formation, initial public offering (“public offering”) described below in Note 4, and search for an initial business combination.

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

The Company may consummate the initial business combination and conduct the redemptions without stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and may file tender offer documents with the Securities and Exchange Commission.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to March 31, 2013

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

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2013 and December 31, 2012 and the results of operations for the three months ended March 31, 2013, three months ended March 31, 2012, and for the period from July 22, 2011 (date of inception) to March 31, 2013. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company complies with the reporting requirements of ASC Topic 915, “Development Stage Entities.” At March 31, 2013, the Company has not commenced any operations nor generated revenue to date. All activity through March 31, 2013, relates to the Company’s formation, the public offering and search for an initial business combination. Following the public offering, the Company will not generate any operating revenues until after completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on the designated trust account after the public offering.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to March 31, 2013

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

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2013, the Company has a deferred tax asset of approximately $69,000, related to net operating loss carry forwards which begin to expire in 2031. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to March 31, 2013

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

De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  Generally, the Company is subject to income tax examinations by major taxing authorities since inception.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2013. The Company is subject to income tax examinations by major taxing authorities since inception.

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

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to March 31, 2013

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at March 31, 2013, 6,860,268 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the trust account, less any interest released to the Company for working capital purposes or the payment of taxes (approximately $10.00 at March 31, 2013).

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

Private Placements

On August 9, 2011, the Company issued to its sponsor in a private placement 2,156,250 shares (after giving effect to its 0.75-for-1 reverse stock split effectuated on July 10, 2012) of restricted common stock for an aggregate purchase price of $25,000, of which 281,250 were forfeited in January 2013. The initial shares will not be released from transfer restrictions until: (i) one year after the consummation of the Company’s initial business combination or earlier if, subsequent to its business combination, the last sales price of its common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after its initial business combination, or (ii) the date on which it consummates a liquidation, merger, stock exchange or other similar transaction after its initial business combination that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to March 31, 2013

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

The initial holders of the Company’s founder shares and placement shares and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement signed on the date of the Company’s prospectus relating to the public offering.

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

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to March 31, 2013

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

Due to Affiliate

As of March 31, 2013 and 2012, the Chart Group L.P., an affiliate of the sponsor, has paid certain offering, formation and operating costs on behalf of the Company. The total of such costs do not bear interest, and is due on demand. At March 31, 2013 and December 31, 2012, the total amount owed to the Chart Group is $1,322.

Administrative Services

The Company has agreed to pay The Chart Group L.P., an affiliate of the sponsor a total of $10,000 per month for office space and general and administrative services. Services commenced on December 14, 2012, the date the securities of the Company were first listed on the Nasdaq Capital Market, and will terminate upon the earlier of the consummation by the Company of an initial business combination and the liquidation of the Company.  For the year period ended March 31, 2013, the Company paid $30,000 pursuant to this service agreement. A $5,000 prepaid balance still exists at March 31, 2013.

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

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to March 31, 2013

7.	INVESTMENT HELD IN TRUST ACCOUNT— (continued)

As of March 31, 2013, investment securities in the Company’s Trust Account consist of $75,016,235 in United States Treasury Bills and another $502 is held as cash. As of December 31, 2012, investment securities in the Company’s Trust Account consist of $74,976,321 in United States Treasury Bills and another $25,500 is held as cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying March 31, 2013 balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, excluding accrued interest income, gross unrealized holding gain (loss) and fair value of held to maturity securities at March 31, 2013 and December 31, 2012 are as follows:

	Carrying Value at March 31, 2013	Gross Unrealized Holding Gain	Fair Value at March 31, 2013

Held-to-maturity:
U.S. Treasury Securities	$75,016,235	$2,013	$75,018,248

	Carrying Value at December 31, 2012	Gross Unrealized Holding Loss	Fair Value at December 31, 2012

Held-to-maturity:
U.S. Treasury Securities	$74,976,321	$(6,321)	$74,970,000

8.	FAIR VALUE MEASUREMENTS

The Company complies with ASC Topic 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury Securities held in Trust Account	$75,018,248	$75,018,248	--	--

CHART ACQUISITION CORP.
 (a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to March 31, 2013

8.	FAIR VALUE MEASUREMENTS— (continued)

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury Securities held in Trust Account	$74,970,000	$74,970,000	--	--

9.	WARRANTS

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

As of March 31, 2013 and December 31, 2012, there were 2,889,732 and 3,157,008 shares of common stock outstanding, respectively (excluding 6,860,268 and 6,874,242 shares subject to possible redemption, respectively).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At March 31, 2013 and December 31, 2012, respectively, the Company has not issued any shares of preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (“Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a newly organized blank check company formed on July 22, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.  We consummated our initial public offering on December 19, 2012. We seek to capitalize on the global network and investing and operating experience of our management team to identify, acquire and operate one or more businesses focused on the provision and/or outsourcing of government services operating within or outside of North America, although we may pursue acquisition opportunities in other business sectors or geographic regions. We believe that the acquisition and operation of an established business focused on the provision and/or outsourcing of government services will provide a foundation from which to build, through acquisition or organic growth, a diversified business platform. We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire to satisfy the increased demand for the provision and/or outsourcing of government services because of the experience of our management team in the government sector. However, our management team’s global network and investing and operating experience is not a guarantee of a successful initial business combination.

Results of Operations

For the period from July 22, 2011 (inception) through March 31, 2013 we had a net loss of $198,518, including a net loss of $139,735 for the period from January 1, 2013 to March 31, 2013, consisting primarily of interest income offset by general and administrative expenses.

We have neither engaged in any operations nor generated any revenues to date.  All activity through March 31, 2013 relates to our formation, our private placements and offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters.  Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial business combination, at the earliest.  We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities.   We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of March 31, 2013, approximately $75 million was held in the trust account and we had cash outside of trust of approximately $788,000 and approximately $53,000 in accounts payable and accrued expenses. All interest income on the balance of the trust accounts may be available to us to fund out working capital requirements. Through March 31, 2013, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting fees, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.  We believe that we have sufficient funds available to complete our efforts to effect an initial business combination with an operating business by September 13, 2014.

Liquidity and Capital Resources

On December 19, 2012, we consummated our offering of 7,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our offering, we consummated the private sale of 375,000 units to our sponsor, Joseph Wright and Cowen Overseas for $3.75 million. We received net proceeds from our offering and the sale of the placement units of approximately $76,120,000 net of the non-deferred portion of the underwriting commissions of $2,062,050 and offering costs of approximately $567,550. Upon the closing of the offering and the private placement, $75,000,000 was placed into a trust account while the remaining funds were placed in an account outside the trust for working capital purposes.  As of March 31, 2013, investment securities in our trust account consisted of $75,016,737 (including $16,737 of interest earned) in U.S. government Treasury bills with a maturity of 180 days or less. Out of the proceeds of our offering which remained available outside of the trust account, we obtained officers and directors insurance covering a 21 month period from December 7, 2012 through June 7, 2014 for a cost of $260,000, with a prepaid balance at March 31, 2013 of $207,219.

As of March 31, 2013, we had a cash and cash equivalent balance of $788,320, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses.

 For the period from July 22, 2011 (date of inception) to March 31, 2013, we used cash of $356,812 in operating activities, which was largely attributable to a net operating loss for the period of $198,518 and the payment of officers’ and directors’ insurance, which had a prepaid balance of $207,219. During the first three months of 2013, we used cash of $344,228 in operating activities, which was largely attributable to a net loss for the period of $139,735 and the payment of officers’ and directors’ insurance, which had a prepaid balance of $207,219.

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

Off-Balance Sheet Arrangements

None.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 payable to the Chart Group L.P., an affiliate of our sponsor, for office space, secretarial and administrative services.

We began incurring these fees on December 14, 2012 (the date the securities of the Company were first listed on the Nasdaq Capital Market) and will terminate upon the earlier of (i) the consummation of an initial business combination or (ii) the liquidation of the Company.

Significant Accounting Policies

We have identified the following as our significant accounting policies.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Prior to December 13, 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. Thereafter, in connection with the aforementioned public offering and private placement, the Company had 7,875,000 warrants outstanding.  Due primarily to losses in all periods presented, dilutive loss per common share is equal to basic loss per common share for the period.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at March 31, 2013, 6,860,268 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at March 31, 2013).

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2013, the Company has a deferred tax asset of approximately $69,000, related to net operating loss carry forwards which begin to expire in 2031. Accordingly, Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2013. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2013. The Company is subject to income tax examinations by major taxing authorities since inception.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 22, 2011 for the purpose of effecting a business combination. We were considered in the development stage at March 31, 2013 and had not yet commenced any operations or generated any revenues. All activity through March 31, 2013 relates to our formation, our initial public offering and the identification and evaluation of prospective candidates for a business combination.   The net proceeds of the initial public offering and the private placement in December 2012 were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less.  Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 1, 2013. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2013, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHART ACQUISITION CORP.

Dated: May 6, 2013	/s/ Joseph Wright
Joseph Wright Chief Executive Officer (Principal executive officer)

Dated: May 6, 2013	/s/ Michael LaBarbera
Michael LaBarbera Chief Financial Officer (Principal financial and accounting officer)