Form 10-Q
period 2013-09-30
Chart Acquisition Corp.
filed 2013-11-13
CIK 1527349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 13, 2013, there were 9,750,000 shares of Company’s common stock issued and outstanding.

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

Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

 CHART ACQUISITION CORP.
(a development stage company)
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)	(restated)
ASSETS
Current Assets:
Cash	$389,979	$1,147,464
Due from Sponsor	409	409
Prepaid Expenses	137,108	5,236
Total Current Assets	527,496	1,153,109

Non-current Assets:
Cash and Investments Held in Trust Account	75,039,717	75,001,821
Total Assets	$75,567,213	$76,154,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$273,111	$50,522
Due to Affiliate	1,441	1,322
Accrued Offering Costs	-	16,920
Total Current Liabilities	274,552	68,764

Deferred Underwriting Fee	2,343,750	2,343,750
Warrant Liability	4,488,750	5,906,250
Total Liabilities	7,107,052	8,318,764

Common stock subject to possible redemption; 6,346,016 and 6,283,617 shares at $10.00 per share at September 30, 2013 and December 31, 2012, respectively	63,460,160	62,836,165

Stockholders' Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value; 29,000,000 shares authorized; 3,403,984 and 3,747,633 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively (excluding 6,346,016 and 6,283,617 shares subject to possible redemption, respectively)	341	375
Additional Paid-in Capital	4,999,660	4,999,626
Deficit Accumulated During Development Stage	-	-
Total Stockholders' Equity	5,000,001	5,000,001
Total Liabilities and Stockholders' Equity	$75,567,213	$76,154,930

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	July 22, 2011 (date of inception) to September 30, 2013
Revenue	$-	$-	$-	$-	$-
Formation and Operating Costs	-	665	-	3,180	3,996
General and Administrative Expenses	486,057	-	831,401	-	888,009
Loss from Operations	(486,057)	(665)	(831,401)	(3,180)	(892,005)
Other Income:
Interest Income	10,089	-	37,896	-	39,717
Change in Fair Value of Warrant Liability	(393,750)	-	1,417,500	-	1,417,500
Net Income (Loss) Attributable to Common Stockholders	$(869,718)	$(665)	$623,995	$(3,180)	$565,212
Weighted Average Number of Common Shares Outstanding, basic and diluted	3,317,957	2,156,250	3,333,263	2,156,250	2,471,866
Basic and Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$(0.26)	$(0.00)	$0.19	$(0.00)	$0.23

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 For the Period from July 22, 2011 (date of inception) to September 30, 2013
(unaudited)

	Common Stock			Deficit Accumulated
	Shares	Amount $.0001 Par	Additional Paid-in Capital	During Developmental Stage	Total Stockholders' Equity

Sale of common stock issued to Sponsor on August 9, 2011 at $.011594 per share	2,156,250	$216	$24,784	$-	$25,000

Net loss attributable to common stockholders'	-	-	-	(527)	(527)

Balances, December 31, 2011 (audited)	2,156,250	216	24,784	(527)	24,473

Sale of 7,500,000 units on December 19, 2012, net of underwriters' discount and offering expenses (including 6,289,495 subject to possible redemption)	7,500,000	750	70,025,449	-	70,026,199

Net proceeds subject to possible redemption	(6,289,495)	(629)	(62,894,319)	-	(62,894,948)

Warrant liability recorded on December 19, 2012	-	-	(5,906,250)	-	(5,906,250)

Sale of 375,000 units to Sponsor on December 19, 2012	375,000	37	3,749,963	-	3,750,000

Change in shares subject to possible redemption to 6,283,617 shares at December 31, 2012	5,878	1	(1)	58,783	58,783

Net loss attributable to common stockholders	-	-	-	(58,256)	(58,256)

Balances, December 31, 2012 (restated)	3,747,633	$375	$4,999,626	$-	$5,000,001

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(281,250)	(28)	28	-	-
Change in shares subject to possible redemption to 6,346,016 shares at September 30, 2013	(62,399)	(6)	6	(623,995)	(623,995)
Net income attributable to common stockholders	-	-	-	623,995	623,995
Balances, September 30, 2013 (unaudited)	3,403,984	$341	$4,999,660	$-	$5,000,001

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	July 22, 2011 (date of inception) to September 30, 2013

Cash Flows from Operating Activities
Net Income (Loss)	$623,995	$(3,180)	$565,212
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in Fair Value of Warrant Liability	(1,417,500)	-	(1,417,500)
Change in operating assets and liabilities:
Prepaid Expenses	(131,872)	-	(137,108)
Accounts Payable and Accrued Expenses	222,589	-	273,111
Due to Affiliate	119	-	1,441
Due from Sponsor	-	-	(409)
Net Cash Used in Operating Activities	(702,669)	(3,180)	(715,253)

Cash Flows from Investing Activities
Proceeds Deposited In Trust Account	-	-	(75,000,000)
Interest on Trust Account	(37,896)	-	(39,717)
Net Cash Used in Investing Activities	(37,896)	-	(75,039,717)

Cash Flows from Financing Activities
Proceeds from Sale of Common Stock to Sponsor	-	-	25,000
Proceeds from Public Offering	-	-	75,000,000
Proceeds from Issuance of Units to Sponsor	-	-	3,750,000
Proceeds from Note Payable, Affiliate of Sponsor	-	-	30,000
Principal Payments on Note Payable, Affiliate of Sponsor	-	-	(30,000)
Proceeds from Note Payable, Sponsor	-	-	175,000
Principal Payments on Note Payable, Sponsor	-	-	(175,000)
Payment of Offering Costs	(16,920)	(36,762)	(2,630,051)
Net Cash Provided by (Used In) Financing Activities	(16,920)	(36,762)	76,144,949
Net Increase (Decrease) in Cash	(757,485)	(39,942)	389,979
Cash at Beginning of the Period	1,147,464	70,274
Cash at Ending of the Period	$389,979	$30,332	$389,979
Supplemental Disclosure for Non-Cash Financing Activities
Adjustment for warrant liability in connection with the Public Offering	$-	$-	$5,906,250
Deferred Underwriters' Fee	$-	$-	$2,343,750
Accrued Expenses Included in Deferred Offering Costs	$-	$10,000	$16,920

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2013

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

At September 30, 2013, the Company had not commenced any operations. All activity through September 30, 2013 relates to the Company’s formation, initial public offering (“public offering”) described below in Note 4, and search for an initial business combination.

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

For the Period from July 22, 2011 (date of inception) to September 30, 2013

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

Liquidation and Going Concern

If the Company does not consummate an initial business combination by September 13, 2014 it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to the Company for working capital purposes, the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining stockholders and board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.  The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern.

2.	BASIS OF PRESENTATION

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2013 and December 31, 2012 and the results of operations for the three and nine months ended September 30, 2013 and 2012, and for the period from July 22, 2011 (date of inception) to September 30, 2013, and the cash flow activity for the nine months ended September 30, 2013 and 2012, and for the period from July 22, 2011 (date of inception) to September 30, 2013. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The results of operations for the periods ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

The accompanying balance sheet as of December 31, 2012 has been restated to correct the Company's accounting related to its outstanding warrants.  The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrants, concluded that the warrants should be accounted for as a derivative liability (see Notes 7 and 10).  The net effect of this restatement was a $5.9 million balance sheet reclassification from common stock subject to redemption to derivative liability.

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2013

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company complies with the reporting requirements of ASC Topic 915, “Development Stage Entities.” At September 30, 2013, the Company has not commenced any operations nor generated revenue to date. All activity through September 30, 2013, relates to the Company’s formation, the public offering and search for an initial business combination. Following the public offering, the Company will not generate any operating revenues until after completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on the designated trust account after the public offering.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. During the period from inception through the public offering and private placement, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per share for periods presented.

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

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2013, the Company has a deferred tax asset of approximately $198,000, related to net operating loss carry forwards which begin to expire in 2031. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2013

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

De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2013. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  Generally, the Company is subject to income tax examinations by major taxing authorities since inception.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2013. The Company is subject to income tax examinations by major taxing authorities since inception.

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

For the Period from July 22, 2011 (date of inception) to September 30, 2013

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at September 30, 2013, 6,346,016 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the trust account, less any interest released to the Company for working capital purposes or the payment of taxes (approximately $10.00 at September 30, 2013).

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

For the Period from July 22, 2011 (date of inception) to September 30, 2013

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

For the Period from July 22, 2011 (date of inception) to September 30, 2013

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

Due to Affiliate

As of September 30, 2013 and December 31, 2012, the Chart Group L.P., an affiliate of the sponsor, has paid certain offering, formation and operating costs on behalf of the Company. The total of such costs do not bear interest, and is due on demand. At September 30, 2013 and December 31, 2012, the total amount owed to the Chart Group L.P. is $1,441 and $1,322, respectively,

Administrative Services

The Company has agreed to pay the Chart Group L.P., an affiliate of the sponsor a total of $10,000 per month for office space and general and administrative services. Services commenced on December 14, 2012, the date the securities of the Company were first listed on the Nasdaq Capital Market, and will terminate upon the earlier of the consummation by the Company of an initial business combination and the liquidation of the Company.  For the period ended September 30, 2013, the Company paid $90,000 pursuant to this service agreement. A $5,000 prepaid balance still exists at September 30, 2013.

6.	COMMITMENTS

The Company paid an underwriting discount of 2.750% (or $2,062,500) of the public unit offering price to the underwriters at the closing of the public offering, with an additional deferred fee of 3.125% (or $2,343,750) of the gross offering proceeds payable to the representatives of the underwriters upon the Company’s consummation of an initial business combination.

7.	WARRANT LIABILITY

The Company sold 7,875,000 Units in the December 19, 2012 Public Offering and private placement, which subsequently separated into one common share and one warrant.  The warrants expire five years after the date of the Company's initial Business Combination.  The warrants issued contain a cash settlement provision, as provided in the Warrant Agreement in the event of a Fundamental Transaction after the Initial Business Combination (See Note 10), which requires liability treatment under ASC 815-40-55-2.  ASC 815-40-55-2 indicates that an event that causes a change of control of an issuer is not within the issuer's control and, therefore, a contract that requires net-cash settlement upon a change in control must be classified as an asset or liability.  Management used the quoted price for the valuation of the warrants to determine the warrant liability to be $4,488,750 as of September 30, 2013.  This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statements of operations.

8.	INVESTMENT HELD IN TRUST ACCOUNT

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

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2013

8.	INVESTMENT HELD IN TRUST ACCOUNT— (continued)

As of September 30, 2013, investment securities in the Company’s Trust Account consist of $75,039,423 in United States Treasury Bills and another $294 is held as cash. As of December 31, 2012, investment securities in the Company’s Trust Account consist of $74,976,321 in United States Treasury Bills and another $25,500 is held as cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying September 30, 2013, balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, excluding accrued interest income, gross unrealized holding gain (loss) and fair value of held to maturity securities at September 30, 2013 and December 31, 2012 are as follows:

	Carrying Value at September 30, 2013 (unaudited)	Gross Unrealized Holding Gain	Fair Value at September 30, 2013

Held-to-maturity:
U.S. Treasury Securities	$75,039,423	$5,076	$75,044,499

	Carrying Value at December 31, 2012	Gross Unrealized Holding Loss	Fair Value at December 31, 2012

Held-to-maturity:
U.S. Treasury Securities	$74,976,321	$(6,321)	$74,970,000

9.	FAIR VALUE MEASUREMENTS

The Company complies with ASC Topic 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	September 30, 2013	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$75,044,499	$75,044,499	--	--
Liabilities:
Warrant Liability	$4,488,750	--	$4,488,750	--

CHART ACQUISITION CORP.
 (a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2013

9.	FAIR VALUE MEASUREMENTS— (continued)

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$74,970,000	$74,970,000	--	--
Liabilities:
Warrant Liability	$5,906,250	--	$5,906,250	--

The fair values of the Company's investments held in the Trust Account and warrant liability are determined through market, observable and corroborated sources.

10.	WARRANTS

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

11.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 29,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share.

As of September 30, 2013 and December 31, 2012, there were 3,403,984 and 3,747,633 shares of common stock outstanding, respectively (excluding 6,346,016 and 6,283,617 shares subject to possible redemption, respectively).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At September 30, 2013 and December 31, 2012, the Company has not issued any shares of preferred stock.

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

Results of Operations

For the period from July 22, 2011 (inception) through September 30, 2013 we had a net gain of $565,212 including a net gain of $623,995 for the period from January 1, 2013 to September 30, 2013, consisting primarily of interest income and a change in the fair value of the warrant liability offset by general and administrative expenses.

We have neither engaged in any operations nor generated any revenues to date.  All activity through September 30, 2013 relates to our formation, our private placements and offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters.  Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial business combination, at the earliest.  We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities.   We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of September 30, 2013, approximately $75 million was held in the trust account and we had cash outside of trust of approximately $390,000 and approximately $273,000 in accounts payable and accrued expenses. All interest income on the balance of the trust accounts may be available to us to fund out working capital requirements. Through September 30, 2013, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting fees, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.  We believe that we have sufficient funds available to conduct the normal operations of the business. However, we may need to obtain additional financing to undertake in-depth due diligence and consummate our initial business combination with an operating business by September 13, 2014.

Liquidity and Capital Resources

On December 19, 2012, we consummated our offering of 7,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our offering, we consummated the private sale of 375,000 units to our sponsor, Joseph Wright and Cowen Overseas for $3.75 million. We received net proceeds from our offering and the sale of the placement units of approximately $76,120,000 net of the non-deferred portion of the underwriting commissions of $2,062,050 and offering costs of approximately $567,550. Upon the closing of the offering and the private placement, $75,000,000 was placed into a trust account while the remaining funds were placed in an account outside the trust for working capital purposes.  As of September 30, 2013, investment securities in our trust account consisted of $75,039,717 (including $39,717 of interest earned) in U.S. government Treasury bills with a maturity of 180 days or less. Out of the proceeds of our offering which remained available outside of the trust account, we obtained officers and directors insurance covering a 21 month period from December 7, 2012 through June 7, 2014 for a cost of $260,000, with a prepaid balance at September 30, 2013 of $124,059.

As of September 30, 2013, we had a cash and cash equivalent balance of $389,979, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses.

For the period from July 22, 2011 (date of inception) to September 30, 2013, we used cash of $715,253 in operating activities, which was largely attributable to a loss from operations of approximately $892,000 (exclusive of a non-cash gain from the change in fair value of the warrant liability). During the first nine months of 2013, we used cash of $702,669 in operating activities, which was largely attributable to a loss from operations of approximately $831,000 (exclusive of a non-cash gain from the change in fair value of the warrant liability).

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination and may need to raise additional funds to operate our business. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with and contemporaneous with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. In the current economic environment, it has become especially difficult to obtain acquisition financing.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Prior to December 13, 2012, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per share for periods presented.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at September 30, 2013, 6,346,016 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at September 30, 2013).

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2013, the Company has a deferred tax asset of approximately $198,000, related to net operating loss carry forwards which begin to expire in 2031. Accordingly, Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2013. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2013. The Company is subject to income tax examinations by major taxing authorities since inception.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 22, 2011 for the purpose of effecting a business combination. We were considered in the development stage at September 30, 2013 and had not yet commenced any operations or generated any revenues. All activity through September 30, 2013 relates to our formation, our initial public offering and the identification and evaluation of prospective candidates for a business combination.   The net proceeds of the initial public offering and the private placement in December 2012 were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less.  Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

CHART ACQUISITION CORP.

Dated: November 13, 2013	/s/ Joseph Wright
Joseph Wright Chief Executive Officer (Principal executive officer)

Dated: November 13, 2013	/s/ Michael LaBarbera
Michael LaBarbera Chief Financial Officer (Principal financial and accounting officer)