Form 10-K/A
period 2012-12-31
Chart Acquisition Corp.
filed 2013-11-20
CIK 1527349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒     No  ☐

The aggregate market value of the Units (which were the only trading voting and non-voting common equity) outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the Registrant’s Units on December 31, 2012, as reported on the Nasdaq Capital Market, was $75,375,000.  As of  November 19, 2013, there were 9,750,000 shares of common stock, par value $.0001 per share, of the registrant issued and outstanding.

Explanatory Note

Chart Acquisition Corp. (“we,” “us,” or the “Company”) is filing this Amendment No. 2 to Annual Report on Form 10-K/A (this “Amendment”) to amend and restate its Annual Report on Form 10-K for the year ended December 31, 2012, originally filed on April 1, 2013 (the “Original Filing”). This Amendment is being filed to (i) amend the disclosure in Item 6. Selected Financial Data, (ii) amend the disclosure in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (iii) amend and restate the financial statements and footnotes in Item 8. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to restate our audited financial statements as of December 31, 2012 to correct the accounting for our outstanding warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our audited statement of operations. For additional information regarding this restatement, see “Note 3 – Restatement of Previously Issued Financial Statements” in the Notes to the Financial Statements contained in Item 1.

Although this Amendment amends and restates the Original Filing in its entirety, except for the information described above, this Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. The sections of the Original Filing affected by the restatement should no longer be relied upon.

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

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.    Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the period from July 22, 2011 (inception) through December 31, 2012. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report. The Company’s accounting treatment on its Original Filing did not recognize the warrant liability and did not recognize changes in the fair value of that warrant liability in our audited statement of operations. This table reflects the changes resulting from the new accounting treatment.

Balance Sheet Data:
Cash	$1,147,464
Cash and Investments held in Trust Account	$75,001,821
Total Assets	$76,154,930
Common stock subject to possible
redemption (at redemption value):	$62,836,165
shares at December 31, 2012 (excluding 6,283,617 shares subject to possible redemption	3,747,633
Total stockholders' equity	$5,000,001

Cash Flow Data:
Net cash used in operating activities	$(12,584)
Net cash used in investing activities	$(75,001,821)
Net cash provided by financing activities	$76,161,869

Statement of Operations Data:
Operating expenses:
Formation and operating costs	$3,996
General and administrative expenses	$56,608
Loss from operations	$(60,604)
Other Income:
Interest income	$1,821
Net loss attributable to common stockholders	$58,783
Basic and diluted net loss per share
attributable to common stockholders	$(0.03)
Weighted average number of common shares
outstanding, basic and diluted	2,212,758

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. During the period from inception through the public offering and private placement, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per share for periods presented.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at December 31, 2012, 6,283,617 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at December 31, 2012).

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

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2012
Operating Expenses:
Formation and Operating Costs	$101	$2,414	$665	$289	$3,469
General and Administrative Expenses	-	-	-	56,608	56,608
Loss from operations	(101)	(2,414)	(665)	(56,897)	(60,077)
Other Income:
Interest income	-	-	-	1,821	1,821
Net income	$(101)	$(2,414)	$(665)	$(55,076)	$(58,256)
Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.03)
Weighted Average shares outstanding:
Basic and diluted	2,156,250	2,156,250	2,156,250	2,304,486	2,212,758

Balance Sheet Data (at period end)
Cash	$54,585	$52,577	$30,332	$1,147,464	$1,147,464
Investments and cash held in trust	-	-	-	75,001,821	75,001,821
Total Assets	217,891	211,958	206,293	76,154,930	76,154,930
Deferred Underwriting Fee	-	-	-	2,343,750	2,343,750
Warrant Liability	-	-	-	5,906,250	5,906,250
Total Liabilities	194,447	190,000	185,000	8,318,764	8,318,764
Common stock subject to possible redemption	-	-	-	62,836,165	62,836,165
Equity	$23,444	$21,958	$21,293	$5,000,001	$5,000,001

	Period from July 22, 2011 (inception) to December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Period Ended December 31, 2011

Operating Expenses:
Formation and Operating Costs	$-	$-	$461	$66	$527
General and Administrative Expenses	-	-	-	-	-
Loss from operations	-	-	(461)	(66)	(527)
Other Income:
Interest income	-	-	-	-	-
Net income	$-	$-	$(461)	$(66)	$(527)
Loss per common share:
Basic and diluted	$-	$-	$(0.00)	$(0.00)	$(0.00)
Weighted Average shares outstanding:
Basic and diluted	-	-	2,156,250	2,156,250	2,156,250

Balance Sheet Data (at period end)
Cash	$-	$-	$199,965	$70,274	$70,274
Investments and cash held in trust	-	-	-	-	-
Total Assets	-	-	257,451	224,725	224,725
Deferred Underwriting Fee	-	-	-	-
Total Liabilities	-	-	232,912	200,252	200,252
Common stock subject to possible redemption	-	-	-	-	-
Equity	$-	$-	$24,539	$24,473	$24,473

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Governor Thomas J. Ridge has been a member of our directors since inception. Governor Ridge is President and Chief Executive Officer of Ridge Global, LLC, Washington, D.C., a global strategic consulting company. He has held that position since July 2006. Additionally, in April 2010, Governor Ridge became a partner in Ridge Policy Group, Harrisburg, Pennsylvania and Washington, D.C., a bi-partisan, full-service government affairs and issue management group. From April 2005 to July 2006, he was President and Chief Executive Officer of Thomas Ridge LLC. From October 2001 to February 2005, Governor Ridge was Secretary of the U.S. Department of Homeland Security. Prior to his service as Secretary of Homeland Security, he was Governor of Pennsylvania from 1995 to 2001. Governor Ridge’s background and experience have prepared him well for membership on our Board. As President and Chief Executive Officer of Ridge Global, he leads a team of international experts that helps businesses and governments address issues such as risk management, global trade security, technology integration and crisis management. As a partner in Ridge Policy Group, he provides strategic advice to clients to assist them in navigating the complexities of state and local government and raising awareness of their products and services that are relevant to government markets. As twice-elected Governor of Pennsylvania, he has championed issues such as health care and the environment. As Secretary of the Department of Homeland Security, he formed a new agency from 22 agencies employing more than 180,000 employees. Governor Ridge has been a director of Exelon Corporation since May 2005, a director of The Hershey Co. since November 2007, a director of Brightpoint Inc. since September 2009 and a director of Geospatial Holdings, Inc. since April 2010. He was formerly a director of Vonage from August 2005 to April 2010 and Home Depot, Inc. from May 2005 to May 2007. Governor Ridge holds a bachelor’s degree,  cum laude, from Harvard University and a Juris Doctor degree from The Dickinson School of Law of The Pennsylvania State University. Governor Ridge’s background and substantial government experience have prepared him well for membership on our Board of Directors. Governor Ridge also brings significant corporate governance experience and compliance oversight expertise by virtue of his prior and on-going directorships.

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

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K/A;

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

As discussed in Note 3 to the financial statements, the accompanying financial statements as of December 31, 2012 and for the period from July 22, 2011 (date of inception) to December 31, 2012 have been restated to correct the accounting for the Company’s outstanding warrants.

/s/ Rothstein Kass
Rothstein Kass

New York, New York
April 1, 2013, except for the effects of the restatement described in Note 3 to the financial statements as to which the date is November 19, 2013

CHART ACQUISITION CORP.
(a development stage company)
BALANCE SHEETS

	December 31, 2012 (as restated)	December 31, 2011
ASSETS
Current Assets:
Cash	$1,147,464	$70,274
Due from Sponsor	409	409
Prepaid Expenses	5,236	-
Total Current Assets	1,153,109	70,683

Non-current Assets:
Deferred Offering Costs	-	154,042
Cash and Investments Held in Trust Account	75,001,821	-
Total Assets	$76,154,930	$224,725
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$50,522	$25,252
Due to Affiliate	1,322	-
Accrued Offering Costs	16,920	-
Note Payable, Sponsor	-	175,000
Total Current Liabilities	68,764	200,252

Deferred Underwriting Fee	2,343,750	-
Warrant Liability	5,906,250	-
Total Liabilities	8,318,764	200,252

Common stock subject to possible redemption; 6,283,617 shares at $10.00 per share	62,836,165	-

Stockholders' Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value; 29,000,000 shares authorized; 3,747,633 shares issued and outstanding at December 31, 2012 (excluding 6,283,617 shares subject to possible redemption) and 2,156,250 shares issued and outstanding as of December 31, 2011	375	216
Additional Paid-in Capital	4,999,626	24,784
Deficit Accumulated During Development Stage	-	(527)
Total Stockholders' Equity	5,000,001	24,473
Total Liabilities and Stockholders' Equity	$76,154,930	$224,725

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.
(a development stage company)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012 (as restated)	July 22, 2011 (date of inception) to December 31, 2011	July 22, 2011 (date of inception) to December 31, 2012 (as restated)
Revenue	$-	$-	$-
Formation and Operating Costs	3,469	527	3,996
General and Administrative Expenses	56,608		$56,608
Loss from Operations	(60,077)	(527)	(60,604)
Other Income:
Interest Income	1,821	-	1,821
Net Loss Attributable to Common Stockholders	$(58,256)	$(527)	$(58,783)
Weighted Average Number of Common Shares Outstanding, basic and diluted	2,212,758	2,156,250	2,192,227
Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.03)	$(0.00)	$(0.03)

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 For the Period from July 22, 2011 (date of inception) to December 31, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During Developmental	Total Stockholders'
	Shares	Amount $.0001 Par	Capital	Stage	Equity

Sale of common stock issued to Sponsor on August 9, 2011 at $.011594 per share	2,156,250	$216	$24,784	$-	$25,000

Net loss attributable to common stockholders'	-	-	-	(527)	(527)

Balances, December 31, 2011	2,156,250	216	24,784	(527)	24,473

Sale of 7,500,000 units on December 19, 2012, net of underwriters' discount and offering expenses (including 6,289,495 subject to possible redemption)	7,500,000	750	70,025,449	-	70,026,199

Reclassification of shares subject to possible redemption at redemption value on December 19, 2012 (restated)	(6,289,495)	(629)	(62,894,319)	-	(62,894,948)

Warrant liability recorded on December 19, 2012 (restated)	-	-	(5,906,250)	-	(5,906,250)

Sale of 375,000 units to Sponsor on December 19, 2012	375,000	37	3,749,963	-	3,750,000

Change in shares subject to possible redemption to 6,283,617 shares at December 31, 2012	5,878	1	(1)	58,783	58,783

Net loss attributable to common stockholders	-	-	-	(58,256)	(58,256)

Balances, December 31, 2012 (restated)	3,747,633	$375	$4,999,626	$-	$5,000,001

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	July 22, 2011 (date of inception) to December 31, 2011	July 22, 2011 (date of inception) to December 31, 2012

Cash Flows from Operating Activities
Net Loss	$(58,256)	$(527)	$(58,783)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Prepaid Expenses	(5,236)	-	(5,236)
Accounts Payable and Accrued Expenses	25,270	25,252	50,522
Due to Affiliate	1,322	-	1,322
Due from Sponsor	-	(409)	(409)
Net Cash provided by (used in) Operating Activities	(36,900)	24,316	(12,584)

Cash Flows from Investing Activities
Proceeds deposited in Trust Account	(75,000,000)	-	(75,000,000)
Interest on Trust Account	(1,821)	-	(1,821)
Net Cash used in Investing Activities	(75,001,821)	-	(75,001,821)

Cash Flows from Financing Activities
Proceeds from Sale of Common Stock to Sponsor	-	25,000	25,000
Proceeds from Public Offering	75,000,000	-	75,000,000
Proceeds from Issuance of Units to Sponsor	3,750,000	-	3,750,000
Proceeds from Note Payable, Affiliate of Sponsor	30,000	-	30,000
Principal Payments on Note Payable, Affiliate of Sponsor	(30,000)	-	(30,000)
Proceeds from Note Payable, Sponsor	-	175,000	175,000
Principal Payments on Note Payable, Sponsor	(175,000)	-	(175,000)
Payment of Offering Costs	(2,459,089)	(154,042)	(2,613,131)
Net Cash Provided by Financing Activities	76,115,911	45,958	76,161,869
Net Increase in Cash	1,077,190	70,274	1,147,464
Cash at Beginning of the Period	70,274	-	-
Cash at Ending of the Period	$1,147,464	$70,274	$1,147,464
Supplemental Disclosure for Non-cash Financing Activities
Adjustment for warrant liability in connection with the Public Offering (restated)	$5,906,250	$-	$5,906,250
Deferred Underwriters' Fee	$2,343,750	$-	$2,343,750
Accrued Expenses Included in Deferred Offering Costs	$16,920	$25,252	$16,920

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

Chart Acquisition Corp. is filing this Amendment No. 2 to Annual Report on Form 10-K/A (this “Amendment”) to amend and restate its Annual Report on Form 10-K for the year ended December 31, 2012, originally filed on April 1, 2013. This Amendment is being filed to restate our audited financial statements as of December 31, 2012 to correct the accounting for our outstanding warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our audited statement of operations. For additional information regarding this restatement, see Note 3 – Restatement of Previously Issued Financial Statements.

At December 31, 2012, the Company had not commenced any operations. All activity through December 31, 2012 relates to the Company’s formation, initial public offering (“public offering”) described below in Note 5, and search for an initial business combination.

The registration statement for the public offering was declared effective on December 13, 2012. The Company consummated the public offering on December 19, 2012 and received net proceeds of approximately $76,120,000 which includes $3,750,000 received from the private placement of 375,000 units to Chart Acquisition Group LLC, a Delaware limited liability Company (the “sponsor”) and is net of approximately $2,630,000 of legal, accounting and underwriting fees. The sponsor, Joseph Wright, the Company’s chief executive officer and chairman of the board and Cowen Overseas Investment LP (“Cowen Overseas”), an affiliate of Cowen and Company, LLC, one of the lead underwriters of the public offering, each purchased units consisting of one share of common stock and a warrant to purchase one share of common stock (the “private placement”—Note 6).

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

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

 The Company has restated its financial statements as of December 31, 2012 to correct its accounting for an adjustment related to the warrants issued in connection with the Offering. The Company’s original accounting treatment did not recognize a derivative liability and did not recognize any changes in the fair value of that derivative liability in its statements of operations.

 In November 2013, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrants, concluded that the warrants should be accounted for as a derivative liability.  The warrants issued contain a cash settlement provision, as provided in the Warrant Agreement, in the event of a Fundamental Transaction, after the Business Combination, which requires liability treatment in accordance with ASC 815-40-55-2.  As a result of this provision, the Company has restated the financial statements for the prior period to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in the current period earnings.

The following tables summarize the adjustments made to the previously reported December 31, 2012 balance sheet, statements of operations, and statements of changes in shareholders’ equity:

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2012

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS— (continued)

  As of December 31, 2012

 Selected balance sheet information

	As Previously Reported	Effect of Restatement	As Restated

Warrant Liability	$-	$5,906,250	$5,906,250
Total Liabilities	2,412,514	5,906,250	8,318,764

Common stock subject to possible redemption	68,742,415	(5,906,250)	62,836,165

Common Stock	316	59	375
Additional Paid-in Capital	4,999,685	(59)	4,999,626
Deficit Accumulated During Development Stage	-	-	-
Total Stockholders’ Equity	5,000,001	-	5,000,001

Total Liabilities and Stockholders’ Equity	$76,154,930	$-	$76,154,930

Common stock subject to possible redemption	6,874,242	(590,625)	6,283,617
Common stock excluding shares subject to possible redemption	3,157,008	590,625	3,747,633

For the Year Ended December 31, 2012

Selected statement of operations information

	As Previously Reported	Effect of Restatement	As Restated

Weighted Average Number of Common Shares Outstanding, basic and diluted	2,194,115	18,643	2,212,758

Basic and Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$(0.03)	$0.00	$(0.03)

For the Period from July 22, 2011 (date of inception) to December 31, 2012

Selected statement of operations information

	As Previously Reported	Effect of Restatement	As Restated

Weighted Average Number of Common Shares Outstanding, basic and diluted	2,182,491	9,736	2,192,227

Basic and Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$(0.03)	$0.00	$(0.03)

CHART ACQUISITION CORP.
 (a development stage company)
NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2012

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. During the period from inception through the public offering and private placement, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per share for periods presented.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

Income Tax— (continued)

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

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2012

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

Redeemable Common Stock— (continued)

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at December 31, 2012, 6,283,617 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the trust account, less any interest released to the Company for working capital purposes or the payment of taxes (approximately $10.00 at December 31, 2012).

5. PUBLIC OFFERING

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

6. RELATED PARTY TRANSACTIONS

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

6. RELATED PARTY TRANSACTIONS — (continued)

Private Placements— (continued)

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

8. WARRANT LIABILITY

The Company sold 7,500,000 Units in the December 19, 2012 Public Offering and private placement, which subsequently separated into one common share and one warrant.  The warrants expire five years after the date of the Company's initial Business Combination.  The warrants issued contain a cash settlement provision, as provided in the Warrant Agreement in the event of a Fundamental Transaction after the Initial Business Combination (See Note 10), which requires liability treatment under ASC 815-40-55-2.  ASC 815-40-55-2 indicates that an event that causes a change of control of an issuer is not within the issuer's control and, therefore, a contract that requires net-cash settlement upon a change in control must be classified as an asset or liability.  Management will use the quoted price for the valuation of the warrants to determine the warrant liability.  This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statements of operations.

9. INVESTMENT HELD IN TRUST ACCOUNT

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

10. FAIR VALUE MEASUREMENTS

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

11. WARRANTS

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

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 29,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share.

As of December 31, 2012, there were 3,747,633 shares of common stock outstanding (excluding 6,283,617 shares subject to possible redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2012, the Company has not issued any shares of preferred stock.

13. SUBSEQUENT EVENT

In January 2013, an aggregate of 281,250 shares of common stock of the Company were forfeited by certain of our initial stockholders as a result of the underwriters' over-allotment option expiring unexercised.

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

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

November 20, 2013	Chart Acquisition Corp.

	By:	/s/ Joseph R. Wright
Name: Joseph R. Wright Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JOSEPH R. WRIGHT	Chairman of the Board of Directors and Chief Executive Officer	November 20, 2013
Joseph R. Wright	(Principal Executive Officer)

/s/ CHRISTOPHER D. BRADY	President and Director	November 20, 2013
Christopher D. Brady

/s/ MICHAEL LABARBERA	Chief Financial Officer and Secretary	November 20, 2013
Michael LaBarbera	(Principal Financial Officer and Principal Accounting Officer)

/s/ GOVERNOR THOMAS RIDGE	Director	November 20, 2013
Governor Thomas Ridge

/s/SENATOR JOSEPH ROBERT K ERREY	Director	November 20, 2013
Senator Joseph Robert Kerrey

/s/ PETER A. COHEN	Director	November 20, 2013
Peter A. Cohen

/s/ TIMOTHY N. TEEN	Director	November 20, 2013
Timothy N. Teen Timothy N. Teen

/s/ MANUEL D. MEDINA	Director	November 20, 2013
Manuel D. Medina