Form 10-Q/A
period 2013-03-31
Chart Acquisition Corp.
filed 2013-11-20
CIK 1527349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒

As of November 19, 2013, there were 9,750,000 shares of Company’s common stock issued and outstanding.

Explanatory Note

Chart Acquisition Corp. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended March 31, 2013, originally filed on May 07, 2013 (the “Original Filing”). This Amendment is being filed to (i) amend the disclosure in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) amend and restate the interim financial statements and related disclosure in Item 1. Financial Statements. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to restate our unaudited interim financial statements as of March 31, 2013 to correct the accounting for our warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our statement of operations. For additional information regarding this restatement, see “Note 3 – Restatement of Previously Issued Financial Statements” in the Notes to the Financial Statements contained in Item 1.

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

CHART ACQUISITION CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

Condensed Balance Sheets	1
Condensed Statements of Operations	2
Condensed Statements of Changes in Stockholders' Equity	3
Condensed Statements of Cash Flows	4
Notes to Condensed Interim Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Overview	16
Results of Operations	16
Liquidity and Capital Resources	17
Significant Accounting Policies	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4. CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION	20

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 1A. RISK FACTORS	20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. MINE SAFETY DISCLOSURE	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS	20
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

 CHART ACQUISITION CORP.
(a development stage company)
CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
	(as restated)
ASSETS
Current Assets:
Cash	$788,320	$1,147,464
Due from Sponsor	409	409
Prepaid Expenses	212,393	5,236
Total Current Assets	1,001,122	1,153,109

Non-current Assets:
Cash and Investments Held in Trust Account	75,016,737	75,001,821
Total Assets	$76,017,859	$76,154,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$53,186	$50,522
Due to Affiliate	1,322	1,322
Accrued Offering Costs	16,920	16,920
Total Current Liabilities	71,428	68,764

Deferred Underwriting Fee	2,343,750	2,343,750
Warrant Liability	3,858,750	5,906,250
Total Liabilities	6,273,928	8,318,764

Common stock subject to possible redemption; 6,474,393 and 6,283,617 shares at $10.00 per share at March 31, 2013 and December 31, 2012, respectively	64,743,930	62,836,165

Stockholders' Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value; 29,000,000 shares authorized; 3,275,607 and 3,747,633 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively (excluding 6,474,393 and 6,283,617 shares subject to possible redemption, respectively)	328	375
Additional Paid-in Capital	4,999,673	4,999,626
Deficit Accumulated During Development Stage	-	-
Total Stockholders' Equity	5,000,001	5,000,001
Total Liabilities and Stockholders' Equity	$76,017,859	$76,154,930

The accompanying notes are an integral part of the condensed financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2013 (as restated)	Three Months Ended March 31, 2012	July 22, 2011 (date of inception) to March 31, 2013 (as restated)
Revenue	$-	$-	$-
Formation and Operating Costs	-	101	3,996
General and Administrative Expenses	154,651	-	$211,259
Loss from Operations	(154,651)	(101)	(215,255)
Other Income (Expense):
Interest Income	14,916	-	16,737
Change in Fair Value of Warrant Liability	2,047,500	-	2,047,500
Net Income (Loss) Attributable to Common Stockholders	$1,907,765	$(101)	$1,848,982
Weighted Average Number of Common Shares Outstanding, basic and diluted	3,516,828	2,156,250	2,384,900
Basic and Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$0.54	$(0.00)	$0.78

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 For the Period from July 22, 2011 (date of inception) to March 31, 2013
(unaudited)

	Common Stock			Deficit Accumulated
	Shares	Amount $.0001 Par	Additional Paid-in Capital	During Developmental Stage	Total Stockholders' Equity

Sale of common stock issued to Sponsor on August 9, 2011 at $.011594 per share	2,156,250	$216	$24,784	$-	$25,000

Net loss attributable to common stockholders'	-	-	-	(527)	(527)

Balances, December 31, 2011 (audited)	2,156,250	216	24,784	(527)	24,473

Sale of 7,500,000 units on December 19, 2012, net of underwriters' discount and offering expenses (including 6,289,495 subject to possible redemption)	7,500,000	750	70,025,449	-	70,026,199

Net proceeds subject to possible redemption	(6,289,495)	(629)	(62,894,319)	-	(62,894,948)

Warrant liability recorded on December 19, 2012	-	-	(5,906,250)	-	(5,906,250)

Sale of 375,000 units to Sponsor on December 19, 2012	375,000	37	3,749,963	-	3,750,000

Change in shares subject to possible redemption to 6,283,617 shares at December 31, 2012	5,878	1	(1)	58,783	58,783

Net loss attributable to common stockholders	-	-	-	(58,256)	(58,256)

Balances, December 31, 2012 (audited)	3,747,633	$375	$4,999,626	$-	$5,000,001

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(281,250)	(28)	28	-	-

Change in shares subject to possible redemption to 6,474,393 shares at March 31, 2013	(190,776)	(19)	19	(1,907,765)	(1,907,765)

Net loss attributable to common stockholders	-	-	-	1,907,765	1,907,765

Balances, March 31, 2013 restated (unaudited)	3,275,607	$328	$4,999,673	$-	$5,000,001

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2013 (as restated)	Three Months Ended March 31, 2012	July 22, 2011 (date of inception) to March 31, 2013 (as restated)

Cash Flows from Operating Activities
Net Income (Loss)	$1,907,765	$(101)	$1,848,982
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Change in Fair Value of Warrant Liability	(2,047,500)	-	(2,047,500)
Change in operating assets and liabilities:
Prepaid Expenses	(207,157)	-	(212,393)
Accounts Payable and Accrued Expenses	2,664	(5,805)	53,186
Due to Affiliate	-	-	1,322
Due from Sponsor	-	-	(409)
Net Cash Used in Operating Activities	(344,228)	(5,906)	(356,812)

Cash Flows from Investing Activities
Proceeds Deposited In Trust Account	-	-	(75,000,000)
Interest on Trust Account	(14,916)	-	(16,737)
Net Cash Used in Investing Activities	(14,916)	-	(75,016,737)

Cash Flows from Financing Activities
Proceeds from Sale of Common Stock to Sponsor	-	-	25,000
Proceeds from Public Offering	-	-	75,000,000
Proceeds from Issuance of Units to Sponsor	-	-	3,750,000
Proceeds from Note Payable, Affiliate of Sponsor	-	-	30,000
Principal Payments on Note Payable, Affiliate of Sponsor	-	-	(30,000)
Proceeds from Note Payable, Sponsor	-	-	175,000
Principal Payments on Note Payable, Sponsor	-	-	(175,000)
Payment of Offering Costs	-	(9,783)	(2,613,131)
Net Cash Provided by (Used In) Financing Activities	-	(9,783)	76,161,869
Net Increase (Decrease) in Cash	(359,144)	(15,689)	788,320
Cash at Beginning of the Period	1,147,464	70,274	-
Cash at Ending of the Period	$788,320	$54,585	$788,320
Supplemental Disclosure for Non-Cash Financing Activities
Adjustment for warrant liability in connection with the Public Offering	$-	$-	$5,906,250
Deferred Underwriters' Fee	$-	$-	$2,343,750
Accrued Expenses Included in Deferred Offering Costs	$-	$448	$16,920

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

Chart Acquisition Corp. is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended March 31, 2013, originally filed on May 07, 2013. This Amendment is being filed to restate our unaudited interim financial statements as of March 31, 2013 to correct the accounting for our outstanding warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our statement of operations. For additional information regarding this restatement, see “Note 3 - Restatement of Previously Issued Financial Statements.

At March 31, 2013, the Company had not commenced any operations. All activity through March 31, 2013 relates to the Company’s formation, initial public offering (“public offering”) described below in Note 5, and search for an initial business combination.

The registration statement for the public offering was declared effective on December 13, 2012. The Company consummated the public offering on December 19, 2012 and received net proceeds of approximately $76,120,000 which includes $3,750,000 received from the private placement of 375,000 units to Chart Acquisition Group LLC, a Delaware limited liability Company (the “sponsor”) and is net of approximately $2,630,000 of legal, accounting and underwriting fees. The sponsor, Joseph Wright, the Company’s chief executive officer and chairman of the board and Cowen Overseas Investment LP (“Cowen Overseas”), an affiliate of Cowen and Company, LLC, one of the lead underwriters of the public offering, each purchased units consisting of one share of common stock and a warrant to purchase one share of common stock (the “private placement”—Note 6 ).

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
 (a development stage company)
 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to March 31, 2013

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS — (continued)

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with an initial business combination, public stockholders will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest but less taxes payable plus amounts released to fund working capital requirements. As a result, such shares will be recorded at redemption value and classified as temporary equity upon the completion of the public offering, in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification, (“ASC") Topic 480, “Distinguishing Liabilities from Equity”.

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

3 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements as of March 31, 2013 to correct its accounting for an adjustment related to the warrants issued in connection with the Offering. The Company’s original accounting treatment did not recognize a derivative liability and did not recognize any changes in the fair value of that derivative liability in its statements of operations.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to March 31, 2013

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS— (continued)

 In November 2013, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrants, concluded that the warrants should be accounted for as a derivative liability.  The warrants issued contain a cash settlement provision, as provided in the Warrant Agreement, in the event of a Fundamental Transaction, after the Business Combination, which requires liability treatment in accordance with ASC 815-40-55-2.  As a result of this provision, the Company has restated the financial statements to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in the current period earnings.

The following table summarizes the adjustments made to the previously reported March 31, 2013 balance sheet, statement of operations, statement of cash flows, and statement of changes in shareholders’ equity:

	As Previously Reported	Effect of Restatement	As Restated

Warrant Liability	$-	$3,858,750	$3,858,750
Total Liabilities	2,415,178	3,858,750	6,273,928

Common stock subject to possible redemption	68,602,680	(3,858,750)	64,743,930

Common Stock	289	39	328
Additional Paid-in Capital	4,999,712	(39)	4,999,673
Deficit Accumulated During Development Stage	-	-	-
Total Stockholders’ Equity	5,000,001	-	5,000,001

Total Liabilities and Stockholders’ Equity	$76,017,859	$-	$76,017,859

Common stock subject to possible redemption	6,860,268	(385,875)	6,474,393
Common stock excluding shares subject to possible redemption	2,889,732	385,875	3,275,607

For the Three Months Ended March 31, 2013

Selected statement of operations information

	As Previously Reported	Effect of Restatement	As Restated

Other Income (Expense):
Change in Fair Value of Warrant Liability	$-	$2,047,500	$2,047,500

Net Income (Loss) Attributable to Common Stockholders	$(139,735)	$2,047,500	$1,907,765

Weighted Average Number of Common Shares Outstanding, basic and diluted	2,928,453	588,375	3,516,828

Basic and Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$(0.05)	$0.59	$0.54

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to March 31, 2013

3              RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS — (continued)

For the Period from July 22, 2011 (date of inception) to March 31, 2013

	As Previously Reported	Effect of Restatement	As Restated

Other Income (Expense):
Change in Fair Value of Warrant Liability	$-	$2,047,500	$2,047,500

Net Income (Loss) Attributable to Common Stockholders	$(198,518)	$2,047,500	$1,848,982

Weighted Average Number of Common Shares Outstanding, basic and diluted	2,291,627	93,273	2,384,900

Basic and Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$(0.09)	$0.87	$0.78

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

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

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2013, the Company has a deferred tax asset of approximately $647,000, related to net operating loss carry forwards which begin to expire in 2031. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

Income Tax— (continued)

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at March 31, 2013, 6,474,393 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the trust account, less any interest released to the Company for working capital purposes or the payment of taxes (approximately $10.00 at March 31, 2013).

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

5. PUBLIC OFFERING — (continued)

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

6. RELATED PARTY TRANSACTIONS — (continued)

Private Placements— (continued)

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

8. WARRANT LIABILITY

The Company sold 7,500,000 Units in the December 19, 2012 Public Offering and private placement, which subsequently separated into one common share and one warrant.  The warrants expire five years after the date of the Company's initial Business Combination.  The warrants issued contain a cash settlement provision, as provided in the Warrant Agreement in the event of a Fundamental Transaction after the Initial Business Combination (See Note 10), which requires liability treatment under ASC 815-40-55-2.  ASC 815-40-55-2 indicates that an event that causes a change of control of an issuer is not within the issuer's control and, therefore, a contract that requires net-cash settlement upon a change in control must be classified as an asset or liability.  Management used the quoted price for the valuation of the warrants to determine the warrant liability to be $3,858,750 as of March 31, 2013.  This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statements of operations.

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

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$75,018,248	$75,018,248	--	--
Liabilities:
Warrant Liability	$3,858,750	--	$3,858,750	--

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$74,970,000	$74,970,000	--	--
Liabilities:
Warrant Liability	$5,906,250	--	$5,906,250	--

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

As of March 31, 2013 and December 31, 2012, there were 3,275,607 and 3,747,633 shares of common stock outstanding, respectively (excluding 6,474,393 and 6,283,617 shares subject to possible redemption, respectively).

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

Results of Operations

For the period from July 22, 2011 (inception) through March 31, 2013 we had a net gain of $1,848,982 including a net gain of $2,047,500 for the period from January 1, 2013 to March 31, 2013, consisting primarily of interest income and a change in the fair value of the warrant liability offset by general and administrative expenses.

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

For the period from July 22, 2011 (date of inception) to March 31, 2013, we used cash of $356,812 in operating activities, which was largely attributable to a loss from operations of approximately $215,000 (exclusive of a non-cash gain from the change in fair value of the warrant liability).  During the first three months of 2013, we used cash of $344,228 in operating activities, which was largely attributable to a loss from operations of approximately $155,000 (exclusive of a non-cash gain from the change in fair value of the warrant liability).

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at March 31, 2013, 6,474,393 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at March 31, 2013).

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2013, the Company has a deferred tax asset of approximately $647,000, related to net operating loss carry forwards which begin to expire in 2031. Accordingly, Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

CHART ACQUISITION CORP.

Dated: November 20, 2013	/s/ Joseph Wright
Joseph Wright Chief Executive Officer (Principal executive officer)

Dated: November 20, 2013	/s/ Michael LaBarbera
Michael LaBarbera Chief Financial Officer (Principal financial and accounting officer)