Form 10-Q/A
period 2013-06-30
Chart Acquisition Corp.
filed 2013-11-20
CIK 1527349

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

Explanatory Note
Chart Acquisition Corp. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended June 30, 2013, originally filed on August 14, 2013 (the “Original Filing”). This Amendment is being filed to (i) amend the disclosure in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) amend and restate the interim financial statements and related disclosure in Item 1. Financial Statements. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is being filed to restate our unaudited interim financial statements as of June 30, 2013 to correct the accounting for our warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our statement of operations. For additional information regarding this restatement, see “Note 3 – Restatement of Previously Issued Financial Statements” in the Notes to the Financial Statements contained in Item 1.

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
	(unaudited)
	(as restated)
ASSETS
Current Assets:
Cash	$615,106	$1,147,464
Due from Sponsor	409	409
Prepaid Expenses	186,977	5,236
Total Current Assets	802,492	1,153,109

Non-current Assets:
Cash and Investments Held in Trust Account	75,029,628	75,001,821
Total Assets	$75,832,120	$76,154,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$45,249	$50,522
Due to Affiliate	1,322	1,322
Accrued Offering Costs	16,920	16,920
Total Current Liabilities	63,491	68,764

Deferred Underwriting Fee	2,343,750	2,343,750
Warrant Liability	4,095,000	5,906,250
Total Liabilities	6,502,241	8,318,764

Common stock subject to possible redemption; 6,432,988 and 6,283,617 shares at $10.00 per share at June 30, 2013 and December 31, 2012, respectively	64,329,878	62,836,165

Stockholders' Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value; 29,000,000 shares authorized; 3,317,012 and 3,747,633 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively (excluding 6,432,988 and 6,283,617 shares subject to possible redemption, respectively)	332	375
Additional Paid-in Capital	4,999,669	4,999,626
Deficit Accumulated During Development Stage	-	-
Total Stockholders' Equity	5,000,001	5,000,001
Total Liabilities and Stockholders' Equity	$75,832,120	$76,154,930

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2013 (as restated)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013 (as restated)	Six Months Ended June 30, 2012	July 22, 2011 (date of inception) to June 30, 2013 (as restated)
Revenue	$-	$-	$-	$-	$-
Formation and Operating Costs	-	2,414	-	2,515	3,996
General and Administrative Expenses	190,693	-	345,344	-	401,952
Loss from Operations	(190,693)	(2,414)	(345,344)	(2,515)	(405,948)
Other Income (Expense):
Interest Income	12,891	-	27,807	-	29,628
Change in Fair Value of Warrant Liability	(236,250)	-	1,811,250	-	1,811,250
Net Income (Loss) Attributable to Common Stockholders	$(414,052)	$(2,414)	$1,493,713	$(2,515)	$1,434,930
Weighted Average Number of Common Shares Outstanding, basic and diluted	3,276,062	2,156,250	3,297,317	2,156,250	2,470,553
Basic and Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$(0.13)	$(0.00)	$0.45	$(0.00)	$0.58

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 For the Period from July 22, 2011 (date of inception) to June 30, 2013
(unaudited)

	Common Stock			Deficit Accumulated
	Shares	Amount $.0001 Par	Additional Paid-in Capital	During Developmental Stage	Total Stockholders' Equity

Sale of common stock issued to Sponsor on August 9, 2011 at $.011594 per share	2,156,250	$216	$24,784	$-	$25,000

Net loss attributable to common stockholders'	-	-	-	(527)	(527)

Balances, December 31, 2011 (audited)	2,156,250	216	24,784	(527)	24,473

Sale of 7,500,000 units on December 19, 2012, net of underwriters' discount and offering expenses (including 6,289,495 subject to possible redemption)	7,500,000	750	70,025,449	-	70,026,199

Net proceeds subject to possible redemption	(6,289,495)	(629)	(62,894,319)	-	(62,894,948)

Warrant liability recorded on December 19, 2012	-	-	(5,906,250)	-	(5,906,250)

Sale of 375,000 units to Sponsor on December 19, 2012	375,000	37	3,749,963	-	3,750,000

Change in shares subject to possible redemption to 6,283,617 shares at December 31, 2012	5,878	1	(1)	58,783	58,783

Net loss attributable to common stockholders	-	-	-	(58,256)	(58,256)

Balances, December 31, 2012 (audited)	3,747,633	$375	$4,999,626	$-	$5,000,001

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(281,250)	(28)	28	-	-

Change in shares subject to possible redemption to 6,432,988 shares at June 30, 2013	(149,371)	(15)	15	(1,493,713)	(1,493,713)

Net income attributable to common stockholders	-	-	-	1,493,713	1,493,713

Balances, June 30, 2013, restated (unaudited)	3,317,012	$332	$4,999,669	$-	$5,000,001

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2013 (as restated)	Six Months Ended June 30, 2012	July 22, 2011 (date of inception) to June 30, 2013 (as restated)

Cash Flows from Operating Activities
Net Income (Loss)	$1,493,713	$(2,515)	$1,434,930
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Change in Fair Value of Warrant Liability	(1,811,250)	-	(1,811,250)
Change in operating assets and liabilities:
Prepaid Expenses	(181,741)	-	(186,977)
Accounts Payable and Accrued Expenses	(5,273)	-	45,249
Due to Affiliate	-	-	1,322
Due from Sponsor	-	-	(409)
Net Cash Used in Operating Activities	(504,551)	(2,515)	(517,135)

Cash Flows from Investing Activities
Proceeds Deposited In Trust Account	-	-	(75,000,000)
Interest on Trust Account	(27,807)	-	(29,628)
Net Cash Used in Investing Activities	(27,807)	-	(75,029,628)

Cash Flows from Financing Activities
Proceeds from Sale of Common Stock to Sponsor	-	-	25,000
Proceeds from Public Offering	-	-	75,000,000
Proceeds from Issuance of Units to Sponsor	-	-	3,750,000
Proceeds from Note Payable, Affiliate of Sponsor	-	-	30,000
Principal Payments on Note Payable, Affiliate of Sponsor	-	-	(30,000)
Proceeds from Note Payable, Sponsor	-	-	175,000
Principal Payments on Note Payable, Sponsor	-	-	(175,000)
Payment of Offering Costs	-	(15,182)	(2,613,131)
Net Cash Provided by (Used In) Financing Activities	-	(15,182)	76,161,869
Net Increase (Decrease) in Cash	(532,358)	(17,697)	615,106
Cash at Beginning of the Period	1,147,464	70,274	-
Cash at Ending of the Period	$615,106	$52,577	$615,106
Supplemental Disclosure for Non-Cash Financing Activities
Adjustment for warrant liability in connection with the Public Offering	$-	$-	$5,906,250
Deferred Underwriters' Fee	$-	$-	$2,343,750
Accrued Expenses Included in Deferred Offering Costs	$-	$15,000	$16,920

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

Chart Acquisition Corp. is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend and restate its Quarterly Report on Form 10-Q for the period ended June 30, 2013, originally filed on August 14, 2013. This Amendment is being filed to restate our unaudited interim financial statements as of June 30, 2013 to correct the accounting for our outstanding warrants. Our original accounting treatment did not recognize a liability for the warrant liability and did not recognize changes in the fair value of that warrant liability in our statement of operations. For additional information regarding this restatement, see “Note 3 - Restatement of Previously Issued Financial Statements.

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

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements as of June 30, 2013 to correct its accounting for an adjustment related to the warrants issued in connection with the Offering. The Company’s original accounting treatment did not recognize a derivative liability and did not recognize any changes in the fair value of that derivative liability in its statements of operations.

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

The following table summarizes the adjustments made to the previously reported June 30, 2013 balance sheet, statement of operations, statement of cash flows, and statement of changes in shareholders’ equity:

	As Previously Reported	Effect of Restatement	As Restated

Warrant Liability	$-	$4,095,000	$4,095,000
Total Liabilities	2,407,241	4,095,000	6,502,241

Common stock subject to possible redemption	68,424,878	(4,095,000)	64,329,878

Common Stock	291	41	332
Additional Paid-in Capital	4,999,710	(41)	4,999,669
Deficit Accumulated During Development Stage	-	-	-
Total Stockholders’ Equity	5,000,001	-	5,000,001

Total Liabilities and Stockholders’ Equity	$75,832,120	$-	$75,832,120

Common stock subject to possible redemption	6,842,488	(409,500)	6,432,988
Common stock excluding shares subject to possible redemption	2,907,512	409,500	3,317,012

For the Three Months Ended June 30, 2013

Selected statement of operations information

	As Previously Reported	Effect of Restatement	As Restated

Other Income (Expense):
Change in Fair Value of Warrant Liability	$-	$(236,250)	$(236,250)

Net Income (Loss) Attributable to Common Stockholders	$(177,802)	$(236,250)	$(414,052)

Weighted Average Number of Common Shares Outstanding, basic and diluted	2,889,927	386,135	3,276,062

Basic and Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$(0.06)	$(0.07)	$(0.13)

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to June 30, 2013

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS— (continued)

For the Six Months Ended June 30, 2013

Selected statement of operations information

	As Previously Reported	Effect of Restatement	As Restated

Other Income (Expense):
Change in Fair Value of Warrant Liability	$-	$1,811,250	$1,811,250

Net Income (Loss) Attributable to Common Stockholders	$(317,537)	$1,811,250	$1,493,713

Weighted Average Number of Common Shares Outstanding, basic and diluted	2,909,375	387,942	3,297,317

Basic and Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$(0.11)	$0.56	$0.45

For the Period from July 22, 2011 (date of inception) to June 30, 2013

	As Previously Reported	Effect of Restatement	As Restated

Other Income (Expense):
Change in Fair Value of Warrant Liability	$-	$1,811,250	$1,811,250

Net Income (Loss) Attributable to Common Stockholders	$(376,320)	$1,811,250	$1,434,930

Weighted Average Number of Common Shares Outstanding, basic and diluted	2,365,067	105,486	2,470,553

Basic and Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$(0.16)	$0.74	$0.58

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

 Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2013, the Company has a deferred tax asset of approximately $502,000, related to net operating loss carry forwards which begin to expire in 2031. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at June 30, 2013, 6,432,988 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the trust account, less any interest released to the Company for working capital purposes or the payment of taxes (approximately $10.00 at June 30, 2013).

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

8. WARRANT LIABILITY

The Company sold 7,500,000 Units in the December 19, 2012 Public Offering and private placement, which subsequently separated into one common share and one warrant.  The warrants expire five years after the date of the Company's initial Business Combination.  The warrants issued contain a cash settlement provision, as provided in the Warrant Agreement in the event of a Fundamental Transaction after the Initial Business Combination (See Note 10), which requires liability treatment under ASC 815-40-55-2.  ASC 815-40-55-2 indicates that an event that causes a change of control of an issuer is not within the issuer's control and, therefore, a contract that requires net-cash settlement upon a change in control must be classified as an asset or liability.  Management used the quoted price for the valuation of the warrants to determine the warrant liability to be $4,095,000 as of June 30, 2013. This valuation is revised on a quarterly basis until the warrants are exercised or they expire with the changes in fair value recorded in the statements of operations.

CHART ACQUISITION CORP.
 (a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to June 30, 2013

9. INVESTMENTS HELD IN TRUST ACCOUNT

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

	June 30, 2013	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$74,977,500	$74,977,500	--	--
Liabilities:
Warrant Liability	$4,095,000	--	$4,095,000	--

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$74,970,000	$74,970,000	--	--
Liabilities:
Warrant Liability	$5,906,250	--	$5,906,250	--

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

As of June 30, 2013 and December 31, 2012, there were 3,317,012 and 3,747,633 shares of common stock outstanding, respectively (excluding 6,432,988 and 6,283,617 shares subject to possible redemption, respectively).

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

Results of Operations

For the period from July 22, 2011 (inception) through June 30, 2013 we had a net gain of $1,434,930 including a net gain of $1,811,250 for the period from January 1, 2013 to June 30, 2013, consisting primarily of interest income and a change in the fair value of the warrant liability offset by general and administrative expenses.

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

For the period from July 22, 2011 (date of inception) to June 30, 2013, we used cash of $517,135 in operating activities, which was largely attributable to a loss from operations of approximately $406,000 (exclusive of a non-cash gain from the change in fair value of the warrant liability). During the first six months of 2013, we used cash of $504,551 in operating activities, which was largely attributable to a loss from operations of approximately $345,000 (exclusive of a non-cash gain from the change in fair value of the warrant liability).

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at June 30, 2013, 6,432,988 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at June 30, 2013).

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2013, the Company has a deferred tax asset of approximately $502,000, related to net operating loss carry forwards which begin to expire in 2031. Accordingly, Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time .

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