Form 10-K
period 2013-12-31
Chart Acquisition Corp.
filed 2014-03-17
CIK 1527349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-35762

 CHART ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	45-2853218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o The Chart Group, LP 75 Rockefeller Plaza, 14th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (212) 350-8205

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.0001 per share	The Nasdaq Capital Market LLC
Warrants to purchase Common Stock	The Nasdaq Capital Market LLC
Units (Common Stock and Warrants)	The Nasdaq Capital Market LLC

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒   No  ☐

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the Registrant’s common stock on June 28, 2013, as reported on the Nasdaq Capital Market, was $75,525,000.  As of March 13, 2014, there were 9,750,000 shares of common stock, par value $.0001 per share, of the registrant issued and outstanding.

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

•
History of and Potential for Strong Free Cash Flow Generation: We will seek to acquire one or more businesses that have the potential to generate strong free cash flow ( i.e.  companies that typically generate cash in excess of that required to maintain or expand the business’s asset base). We will focus on one or more businesses that have recurring revenue streams and low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

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

Our initial stockholders and Cowen Overseas (as applicable) have each agreed to waive their respective redemption rights with respect to the founder shares and placement shares (i) in connection with the consummation of our initial business combination, (ii) if we fail to consummate a business combination by September 13, 2014, (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration of the 21 month period. However, if our initial stockholders, or any of our officers, directors or affiliates acquire public shares after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. Although our sponsor, Mr. Wright, and Cowen Overseas have committed to commence a proposed tender offer in connection our initial business combination to purchase up to 3,750,000 of our issued and outstanding warrants, there will be no redemption rights or liquidating distributions from us with respect to our warrants, which will otherwise expire worthless in the event we do not consummate a business combination within the allotted month time period. We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $118,706 of proceeds held outside the trust account (as of December 31, 2013) and interest income on the balance of the trust account (net franchise and income taxes payable) that will be released to us to fund our working capital requirements, although we cannot assure you that there will be sufficient funds for such purpose.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by September 13, 2014  is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination by September 13, 2014, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although, we expect all or substantially all of such interest released to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 21 st  month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

The financial statements included in this Annual Report do not take into account the consequences to the Company of a failure to complete an initial  business combination by September 13, 2014.

The financial statements included in this Annual Report on Form 10-K have been prepared assuming that we would continue as a going concern. As discussed in Note 1 to the Notes to the Company’s financial statements for the year ended December 31, 2013, the Company will cease all operations, except for the purpose of winding up, redeem all public shares outstanding and dissolve and liquidate in the event that the Company does not consummate an initial business combination by September 13, 2014. The possibility of an initial business combination not being consummated raises some doubt as to our ability to continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 20% or more of our common stock sold in the offering, you will lose the ability to redeem all such shares in an amount equal to 20% or more of our common stock sold in the offering.

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

Of the net proceeds of the Company’s initial public offering, only $118,706 (as of December 31, 2013) was available to us outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. The current interest rate environment may make it more difficult for us to generate sufficient interest from the proceeds in the trust account to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our sponsor, our initial stockholders or management team to operate or may be forced to liquidate. Although none of our sponsor, our initial stockholders or our management team is under any obligation to advance funds to us in such circumstances. In February 2014, the Company issued convertible promissory notes in the aggregate amount of $400,000 for additional working capital as follows: $140,000 to Cowen Overseas Investment LP, $246,667 to Chart Acquisition Group LLC and $13,333 to Joseph R. Wright.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 29,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 13, 2014, there were 11,375,000 authorized but unissued shares of common stock available for issuance and not reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

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

The underwriters of our initial public offering and Cowen Overseas will have an interest in the consummation of our initial business combination.

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

Our initial stockholders own shares equal to 21.7% of our issued and outstanding shares of common stock (which includes 243,750 placement shares). Our sponsor purchased 231,250 placement shares and Joseph Wright has purchased 12,500 placement shares contained within the placement units, in a private placement.. In addition, in the event the warrant tender offer is consummated and up to the maximum number of warrants are tendered, our sponsor will acquire 2,312,500 additional public warrants and Mr. Wright will acquire 125,000 additional public warrants. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If we or our initial stockholders purchase any shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. At each annual meeting of our stockholder, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, you should anticipate that our initial stockholders will continue to exert control at least until the consummation of our initial business combination.

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

We issued warrants to purchase up to 7,500,000 shares of common stock as part of the public units. In addition, on the closing date of our initial public offering, we sold 231,250 placement units to our sponsor, 12,500 placement units to Joseph Wright and 131,250 placement units to Cowen Overseas, with each unit consisting of one placement share and a placement warrant to purchase one share of common stock. If our sponsor or one of its affiliates or certain of our officers and directors makes any loans to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination up to $750,000 of those loans may be convertible into up to an additional 1,000,000 warrants (at $0.75 per warrant) of the post-business combination entity having the same terms as the placement warrants at the option of the lender. In February 2014, the Company issued convertible promissory notes in the aggregate amount of $400,000 for additional working capital as follows: $140,000 to Cowen Overseas Investment LP, $246,667 to Chart Acquisition Group LLC and $13,333 to Joseph R. Wright.   To the extent we issue shares of common stock to effect our initial business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

Although we have met the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to a business combination. On January 6, 2014, we received a Nasdaq Staff Deficiency Letter indicating that the Company failed to comply with the annual meeting requirement for continued listing set forth in Nasdaq’s Listing Rules 5620(a) and 5620(b) and, therefore, our securities are subject to delisting from The Nasdaq Capital Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff determination  On January 17, 2014, we received a second Nasdaq Staff Deficiency Letter indicating that the Company failed to comply with the majority independent director requirement for continued listing set forth in Rule 5605(b)(1) of the Nasdaq Listing Rules. We promptly took steps necessary to regain compliance. On February 12, 2014, we received a letter from The Nasdaq Hearings Panel indicating that the Company had regained compliance with the requirement to hold an annual meeting of stockholders and, accordingly, our listing on The Nasdaq Capital Market would be continued.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock  and warrants as reported on the Nasdaq for the period December 14, 2012 through December 31, 2013.

Quarter Ended	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Year ended December 31, 2013
March 31, 2013	$10.14	$10.00	$9.75	$9.50	$0.49	$0.49
June 30, 2013	$10.20	$9.99	$10.10	$9.53	$0.52	$0.23
September 30, 2013	$10.24	$10.10	$11.51	$9.60	$0.58	$0.35
December 31, 2013	$10.54	$10.23	$10.15	$9.74	$0.75	$0.45
Year ended December 31, 2012
December 14, 2012 to December 31, 2012	$10.00	$10.08	$-	$-	$-	$-

Our units were last traded on March 11, 2014 and had a closing price on that day of $10.65, our common stock was last traded on March 12, 2014 and had a closing price on that day of $9.85, our warrants were last traded on March 13, 2014 and had a closing price on that day of $0.73.

(b) Holders

On March 12, 2014, there were 24 holders of record of our common stock, 4 holders of record of our warrants and 1 record holder of our units.

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

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.    Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the period from July 22, 2011 (inception) through December 31, 2013. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report. The Company’s accounting treatment on its Original Filing did not recognize the warrant liability and did not recognize changes in the fair value of that warrant liability in our audited statement of operations. This table reflects the changes resulting from the new accounting treatment.

Balance Sheet Data:
Cash	$118,706
Cash and Investments held in Trust Account	$75,048,721
Total Assets	$75,255,088
Common stock subject to possible
redemption (at redemption value):	$61,809,530
shares at December 31, 2013 (excluding 6,180,953 shares subject to possible redemption
Total stockholders' equity	$5,000,001

Cash Flow Data:
Net cash used in operating activities	$(977,522)
Net cash used in investing activities	$(75,048,721)
Net cash provided by financing activities	$76,144,949

Statement of Operations Data:
Operating expenses:
Formation and operating costs	$3,996
General and administrative expenses	$1,130,143
Loss from operations	$(1,134,139)
Other Income:
Interest income	$48,721
Net loss attributable to common stockholders	$(1,085,418)
Basic and diluted net loss per share
attributable to common stockholders	$(0.41)
Weighted average number of common shares
outstanding, basic and diluted	2,676,687

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

Liquidity and Capital Resources

On December 19, 2012, we consummated our offering of 7,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our offering, we consummated the private sale of 375,000 units to our sponsor, Joseph Wright and Cowen Overseas for $3.75 million. We received net proceeds from our offering and the sale of the placement units of approximately $76,120,000 net of the non-deferred portion of the underwriting commissions of $2,062,050 and offering costs of approximately $567,550. Upon the closing of the offering and the private placement, $75,000,000 was placed into a trust account while the remaining funds were placed in an account outside the trust for working capital purposes.  As of December 31, 2013, investment securities in our trust account consisted of $75,048,721 (including $48,721 of interest earned) in U.S. government Treasury bills with a maturity of 180 days or less.

Out of the proceeds of our offering which remained available outside of the trust account, we obtained officers and directors insurance covering a 21 month period from December 7, 2012 through June 7, 2014 for a cost of $260,000. Since the premium was paid in January 2013 there is no prepaid balance at December 31, 2013.

As of December 31, 2013, we had a cash and cash equivalent balance of $118,706, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses.

For the period from July 22, 2011 (date of inception) to December 31, 2013, we used cash of $977,522 in operating activities, which was largely attributable to a net operating loss for the period of $1,085,418.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less amounts released to us for working capital purposes or to pay taxes and deferred underwriting commissions) to consummate our initial business combination. We may use all interest earned on the trust account for purposes of working capital, to pay taxes and dissolution expenses. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding to be approximately $82,500. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the consummation of our initial business combination, we will have available to us the $118,706 of proceeds held outside the trust account (as of December 31, 2013) and all interest income on the balance of the trust account (less amounts released to us to pay taxes or dissolution expenses) that will be released to us to fund our working capital requirements. Should this amount be insufficient, our sponsor or an affiliate of our sponsor may fund our additional working capital requirements or finance transaction costs, as necessary. However, such parties are under no obligation to do so. We will use these funds, including any loans from our sponsor or an affiliate of our sponsor,  to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and consummate a business combination. In February 2014, the Company issued convertible promissory notes in the aggregate amount of $400,000 for additional working capital as follows: $140,000 to Cowen Overseas Investment LP, $246,667 to Chart Acquisition Group LLC and $13,333 to Joseph R. Wright.

As stated above, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than the interest income earned on such proceeds. Up to $750,000 of such loans ($153,333 of which has been made as of the date of this filing) may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the placement warrants (except that the placement warrants issued to Cowen Overseas, so long as they are held by Cowen Overseas or any of its related persons under FINRA rules, will expire five years from the effective date of our registration statement, or earlier upon our liquidation).

We intend to raise additional funds in order to meet the expenditures required for operating our business. Due to the costs of undertaking in-depth due diligence, regulatory compliance, and negotiating potential initial business combinations,  we anticipate having insufficient funds available to operate our business prior to our initial business combination and borrowing additional funds for working capital from our sponsor and directors. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with and contemporaneous with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. In the current economic environment, it has become especially difficult to obtain acquisition financing.

Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Results of Operations

For the period from July 22, 2011 (inception) through December 31, 2013 we had a net loss of $1,085,418, consisting primarily of interest income offset by general and administrative expenses.

We have neither engaged in any operations nor generated any revenues to date.  All activity through December 31, 2013 relates to our formation, our private placements and offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters.  Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial business combination, at the earliest.  We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities.   We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of December 31, 2013, approximately $75 million was held in the trust account and we had cash outside of trust of approximately $119,000 and approximately $194,000 in accounts payable and accrued expenses. All interest income on the balance of the trust accounts may be available to us to fund out working capital requirements. Through December 31, 2013, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting fees, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at December 31, 2013, 6,180,953 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00  at December 31, 2013).

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2013, the Company has a deferred tax asset of approximately $360,000 related to net operating loss carry forwards which begin to expire in 2031. Accordingly, Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2013. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2013. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Supplementary Data (unaudited)

The following tables present selected unaudited quarterly financial data of the Company for the year ended December 31, 2013 and for the period from July 22, 2011 (date of inception) to December 31, 2012.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Year Ended December 31, 2013

Operating Expenses:
Formation and Operating Costs	$-	$-	$-	$		$-
General and Administrative Expenses	154,651	190,693	486,057		242,134	1,073,535
Loss from operations	(154,651)	(190,693)	(486,057)		(242,134)	(1,073,535)
Other Income:
Interest income	14,916	12,891	10,089		9,004	46,900
Change in Fair Value of Warrant Liability	2,047,500	(236,250)	(393,750)		(1,417,500)	-
Net Income (Loss)	$1,907,765	$(414,052)	$(869,718)		$(1,650,630)	$(1,026,635)
Income (Loss) per common share:
Basic and diluted	$0.54	$(0.13)	$(0.26)		$(0.48)	$(0.30)
Weighted Average shares outstanding:
Basic and diluted	3,516,828	3,276,062	3,317,957		3,405,778	3,378,823

Balance Sheet Data (at period end)
Cash	$788,320	$651,106	$389,979		$118,706	$118,706
Investments and cash held in trust	75,016,737	75,029,628	75,039,717		75,048,721	75,048,721
Total Assets	76,017,859	75,832,120	75,567,213		75,255,088	75,255,088
Deferred Underwriting Fee	2,343,750	2,343,750	2,343,750		2,343,750	2,343,750
Warrant Liability	3,858,750	4,095,000	4,488,750		5,906,250	5,906,250
Total Liabilities	6,273,928	6,502,241	7,107,052		8,445,557	8,445,557
Common stock subject to possible redemption	64,743,930	64,329,878	63,460,160		61,809,530	61,809,530
Equity	$5,000,001	$5,000,001	$5,000,001		$5,000,001	$5,000,001

	Period from July 22, 2011 (inception) to December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Period Ended December 31, 2012

Operating Expenses:
Formation and Operating Costs	$101	$2,414	$665	$816	$3,996
General and Administrative Expenses	-	-	-	56,608	56,608
Loss from operations	(101)	(2,414)	(665)	(57,424)	(60,604)
Other Income:
Interest income	-	-	-	1,821	1,821
Net Loss	$(101)	$(2,414)	$(665)	$(55,603)	$(58,783)
Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.03)
Weighted Average shares outstanding:
Basic and diluted	2,156,250	2,156,250	2,156,250	2,380,353	2,212,758

Balance Sheet Data (at period end)
Cash	$54,585	$52,577	$30,332	$1,147,464	$1,147,464
Investments and cash held in trust	-	-	-	75,001,821	75,001,821
Total Assets	217,891	211,958	206,293	76,154,930	76,154,930
Deferred Underwriting Fee	-	-	-	2,343,750	2,343,750
Warrant Liability	-	-	-	5,906,250	5,906,250
Total Liabilities	194,447	190,000	185,000	8,318,764	8,318,764
Common stock subject to possible redemption	-	-	-	62,836,165	62,836,165
Equity	$23,444	$21,958	$21,293	$5,000,001	$5,000,001

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

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2013. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2013.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Joseph R. Wright (a)	75	Chairman and Chief Executive Officer
Christopher D. Brady (a)	59	President and Director
Michael LaBarbera	64	Chief Financial Officer and Secretary
Peter A. Cohen (b)	67	Director
Governor Thomas J. Ridge (c) (d)	68	Director
Senator Joseph Robert “Bob” Kerrey (c) (d) (e)	70	Director
Manuel D. Medina (c) (d)	61	Director
Kenneth J. Krieg (b) (e)	53	Director

(a)           Class III director (to serve until the annual meeting of stockholders in 2015)
(b)           Class II director (to serve until the annual meeting of stockholders in 2014)
(c)           Class I director (to serve until the annual meeting of stockholders in 2016)
(d)           Member of Audit Committee
(e)           Member of Compensation Committee

Joseph R. Wright has served as Chairman of our Board of Directors and Chief Executive Officer since inception.  Mr. Wright is a senior advisor to The Chart Group, L.P., a merchant banking firm and an affiliate of our sponsor.  Mr. Wright also serves as a member of the advisory board of The Comvest Group, a private investment firm providing equity and debt capital to middle-market companies.  Mr. Wright has served as the executive chairman of the board of directors of MTN Satellite Communications since 2010 and chairman of the investment committee of ClearSky Power & Technology Fund I LLC since 2011.  From July 2010 to June 2012, Mr. Wright served as senior advisor to Providence Equity Partners LLC.  From January 2009 to December 2010, he served as chief executive officer of Scientific Games Corp.  From July 2006 to April 2008, Mr. Wright served as chairman and director of Intelsat, Ltd., a provider of global satellite services and chief executive officer and director of PanAmSat Corporation from August 2001 until it was combined with Intelsat in July 2006. From 1996 to 2000, Mr. Wright served as chairman and director of GRC International, Inc. and served as executive vice president and vice chairman of W.R. Grace & Co. from August 1989 to 1994.  Mr. Wright was a member of President Reagan’s Cabinet, was Director and Deputy Director of the White House Office of Management and Budget from March 1982 to 1989 and was Deputy Secretary of the Department of Commerce from 1981 to 1982.  In 1989, Mr. Wright was appointed to the President’s Export Council by President George H.W. Bush as Chairman of the Export Control Sub-Committee.  In 2003, President George W. Bush appointed Mr. Wright to the President’s Commission on the U.S. Postal Service Reform, the National Security Telecommunications Advisory Committee (NSTAC), the FCC’s Network Reliability and Interoperability Council and the FCC’s Media and Security Reliability Council. Mr. Wright presently serves on the current Administration’s Defense Business Board, which provides advice on the overall management and governance on the Department of Defense.  Mr. Wright received the Distinguished Citizens Award from President Reagan in 1989. Mr. Wright is currently a director of Cowen Group, Inc., the parent of Cowen and Company, LLC, one of the representatives of the underwriters of our initial public offering.  Mr. Wright has served as a member of several other boards of directors throughout his career, including Federal Signal Corporation from 2010 to 2012, Education Management Corporation from 2011 to 2012, Travelers from 1990 to 1999, Harcourt Brace Janovich from 1990 to 1992 and Titan from 2000 to 2005. Mr. Wright received his undergraduate degree from the Colorado School of Mines and his graduate degree from Yale University in 1961.  Mr. Wright is well qualified to serve as Chairman of our Board of Directors due to his background in government services and private equity.

Christopher D. Brady has served as our President and a director since our inception. Mr. Brady founded The Chart Group, L.P., a merchant banking firm and an affiliate of our sponsor, in 1994 and serves as its chairman and managing director.  Mr. Brady has over 25 years of experience in private equity, corporate finance and capital markets, with a focus on identifying and building portfolio companies. Prior to founding The Chart Group, L.P., Mr. Brady spent 14 years in the corporate finance and capital markets departments of Lehman Brothers (from 1981 to 1987) and Dillon Read (from 1987 to 1992).  Mr. Brady currently serves as a director of SeaMobile, Inc., a government and commercial satellite communications provider, Miami International Holdings, a newly formed options exchange, Templeton Emerging Markets Investment Trust PLC, an international asset manager, Airborne Tactical Advantage Company (ATAC), a tactical military training service, and Genesis Today, Inc., a natural health supplement from organic liquid vitamins, and in other private companies in which either The Chart Group, L.P. or its affiliates have invested.  Mr. Brady serves as the chairman of Chart Capital Partners I and II and Chart Venture Partners.  Mr. Brady served as a member of the Transition Team for the United States Army Secretary Dr. Francis Harvey from 2004 to 2005. Mr. Brady earned his B.A. from Middlebury College and his M.B.A. from Columbia University Graduate School of Business.  Mr. Brady is well qualified to serve on our board of directors due to his background in private equity, corporate finance and capital markets, with a focus on identifying and building portfolio companies.

Michael LaBarbera has served as our Chief Financial Officer and Secretary since inception. Mr. LaBarbera serves as a managing director of Chart Group Advisors, a merchant banking firm and affiliate of our sponsor.  Prior to his involvement with Chart Group Advisors, from April 1996 to March 2002, Mr. LaBarbera served in various positions, including as a managing director and head of private placements & fundraising at Dresdner Kleinwort Capital, the global private equity business within Dresdner Kleinwort Wasserstein Securities, LLC.  From 1994 to 1996, he served as managing director, head of private placements at S.G. Warburg & Co., and as a director of S.G. Warburg, PLC.  From 1984 to 1994, Mr. LaBarbera was the senior vice president, co-head of private placements at Dillon, Read & Co. Inc.  Prior to Dillon Read, he was a member of the corporate treasurer’s departments of both Penn Central Corporation and Exxon Corporation.  Mr. LaBarbera has advised both public and private companies on corporate issuance and on structuring financings for acquisitions, business expansion and balance sheet restructurings. Mr. LaBarbera currently serves on the board of directors of Laney Directional Drilling, Co. and acts as chairman of such company’s audit committee.  Mr. LaBarber received an M.B.A. in Finance from Columbia University Graduate School of Business and a B.S. in Chemistry from Brooklyn College, City University of New York.

Peter A. Cohen has served as a director since September 2011. Mr. Cohen serves as chief executive officer and chairman of the board of directors of Cowen Group, Inc., a diversified financial services company, and parent company of Cowen and Company, LLC, one of the representatives of the underwriters of our initial public offering.  Prior to Cowen Group, Mr. Cohen was the founder of Ramius LLC. He also served as a managing member and senior member of the executive committee of Ramius. Mr. Cohen began a career on Wall Street at Reynolds & Co. in 1969.  In 1970, he joined the firm which became Shearson Lehman Brothers.  In 1973, Mr. Cohen became assistant to the chairman of the firm, Sanford Weill, and was involved in all aspects of the firm’s activities. In 1978, Mr. Cohen left Shearson for one year to work directly for Edmond Safra at Republic NY Corporation and Trade Development Bank Holdings in Geneva, Switzerland and returned to Shearson in 1979. Shearson merged with American Express in 1981 at which time he became president & Chief operating officer and in 1983 he became chairman and chief executive officer, a position he held until 1990.  In 1991, Mr. Cohen formed Republic New York Securities and Republic Asset Management for Republic National Bank of New York and at the same time commenced the activities around which Ramius was formed in 1994. Over his career he has served on a number of corporate, industry and philanthropic boards, including The New York Stock Exchange, The Federal Reserve International Capital Market Advisory Committee, The Depository Trust Company, The Ohio State University Foundation, The New York City Opera, The American Express Company, GRC International, Olivetti SpA, Société Générale de Belgique, Telecom Italia SpA, Presidential Life Corporation, Kroll, Inc., and L-3 Communications.  Mr. Cohen is presently a director of Mount Sinai Hospital, Safe Auto Insurance, and Scientific Games Corporation.  Mr. Cohen received his Bachelor of Science degree from Ohio State University in 1968 and earned his M.B.A. from Columbia University in 1969.  Mr. Cohen is well qualified to serve on our Board of Directors by virtue of his substantial corporate leadership and financial industry expertise and his significant investment experience.

Governor Thomas J. Ridge has served as a director since inception. Since July 2006, Governor Ridge has served as president and chief executive officer of Ridge Global, LLC, Washington, D.C., a global strategic consulting company. At Ridge Global, LLC, he leads a team of international experts that helps businesses and governments address issues such as risk management, global trade security, technology integration and crisis management.  In April 2010, Governor Ridge became a partner in Ridge Policy Group, Harrisburg, Pennsylvania and Washington, D.C., a bi-partisan, full-service government affairs and issue management group.  At Ridge Policy Group, Governor Ridge provides strategic advice to clients to assist them in navigating the complexities of state and local government and raising awareness of their products and services that are relevant to government markets.  From April 2005 to July 2006, he was president and chief executive officer of Thomas Ridge LLC.  From October 2001 to February 2005, Governor Ridge was Secretary of the U.S. Department of Homeland Security. As Secretary of the Department of Homeland Security, he formed a new agency from 22 agencies employing more than 180,000 employees.  Prior to his service as Secretary of Homeland Security, he was Governor of Pennsylvania from 1995 to 2001.  Governor Ridge has been a director of Exelon Corporation since May 2005, a director of The Hershey Co. since November 2007, a director of Brightpoint Inc. since September 2009 and a director of Geospatial Holdings, Inc. since April 2010. He was formerly a director of Vonage from August 2005 to April 2010 and Home Depot, Inc. from May 2005 to May 2007. Governor Ridge holds a bachelor’s degree, cum laude, from Harvard University and a Juris Doctor degree from The Dickinson School of Law of The Pennsylvania State University.  Governor Ridge’s background and substantial government experience have prepared him well for membership on our Board of Directors. Governor Ridge also brings significant corporate governance experience and compliance oversight expertise by virtue of his prior and on-going directorships.

Senator Joseph Robert “Bob” Kerrey has served as a director since inception.  Senator Kerrey is president emeritus of The New School in New York City and served as its president from January 2001 until January 2011.  From 1988 to 2000, he served as United States Senator from Nebraska.  During that period, he was a member of numerous congressionally-chartered commissions and Senate committees, including the Senate Finance and Appropriations Committees and the Senate Select Committee on Intelligence.  Prior to that time, he served as Governor of Nebraska from 1982 to 1987. Senator Kerrey is a director of Scientific Games Corporation, Jones Apparel Group, Inc., Tenet Healthcare Corporation and Genworth Financial, Inc.  Senator Kerrey’s background and substantial government experience have prepared him well for membership on our Board of Directors and, by virtue of his current directorships, he will add significant corporate governance and compliance oversight expertise to our Board of Directors.

Manuel D. Medina has served as a director since March 2012.  Since June 2011, Mr. Medina has been the Chairman and CEO of Medina Capital Partners, an investment firm focused on funding private and public sector technology companies. Mr. Medina was the founder, Chairman and CEO of Terremark Worldwide, Inc., a publicly traded global provider of managed IT infrastructure services, until April 2011 when the company was acquired by Verizon Communications, Inc. Mr. Medina also founded TransAtlantic Bank located in Miami, Florida in 1984 and served as chairman of its board until 2011. Mr. Medina received a BS in Accounting from Florida Atlantic University. Mr. Medina is well qualified to serve on our Board of Directors by virtue of his significant experience and knowledge in building businesses and undertaking complex projects.

Kenneth J. Krieg has served as a director since January 15, 2014.  Mr. Krieg heads McLean, VA-based Samford Global Strategies, a consulting practice focused on helping clients lead and manage through periods of strategic change. Since February 2011, Mr. Krieg has served as a member of the board of directors of API Technologies Corp. (NASDAQ:ATNY). He also serves on the board of directors of several private companies, is an Executive in Residence at Renaissance Strategic Advisors, and is a Distinguished Fellow at the Center for Naval Analyses. He served as the Undersecretary of Defense for Acquisition, Technology and Logistics (“USD (AT&L)”) from 2005 to 2007, with overall responsibility for the Department of Defense’s (the “DoD”) procurement, research and development, and other major functions. Prior to his appointment as USD (AT&L), he served as Special Assistant to the Secretary of Defense and Director of Program Analysis & Evaluation, leading an organization that advises the Secretary of Defense on defense systems, programs, and investment alternatives. Before joining the DoD, he was Vice President and General Manager of the Office and Consumer Papers Division of International Paper Company. Mr. Krieg also recently served as a director of White Electronic Designs Corporation. Mr. Krieg holds a Bachelor of Arts degree in history from Davidson College and a Master’s degree in Public Policy from the Kennedy School of Government at Harvard University.  Mr. Krieg is well qualified to serve as a director due to his background in government services and experience with public companies.

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

Our officers and board of directors are composed of a diverse group of leaders in their respective fields. Many of the current officers or directors have senior leadership experience at domestic and international companies. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. All of our officers and directors also have experience serving on boards of directors and/or board committees of other public companies and/or private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, such as managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described above, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating our initial business combination.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Kerrey, Ridge and Medina expired at our first annual meeting of stockholders on February 10, 2014, however, each Messrs. Kerrey, Ridge and Medina were re-elected by our stockholders. The term of office of the second class of directors, consisting of Messrs. Cohen and Krieg, will expire at the second annual meeting of stockholders (2014). The term of office of the third class of directors, consisting of Messrs. Wright and Brady, will expire at the third annual meeting of stockholders (2015).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2013 there were no delinquent filers.

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

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual reports;

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

Compensation Committee

The Compensation Committee was formed in January 2014. The Compensation Committee has overall responsibility for determining and approving the compensation of our Chief Executive Officer and reviewing and approving the annual base salaries and annual incentive opportunities of our executive officers.  The Company may utilize the services of independent consultants to perform analyses and to make recommendations relative to executive compensation matters. These analyses and recommendations are conveyed to the Compensation Committee, and the Compensation Committee takes such information into consideration in making its compensation decisions.   The Compensation Committee has adopted a written charter.

Nominating Committee

We do not have a standing Nominating Committee and the independent members of our Board  participate in the consideration of director nominees.  The Board believes it is appropriate for the Company not to have such a committee as the Company has a limited time in which to identify an initial business combination and, during such time, there will likely be no more than two annual meetings of stockholders in which nominees for director must be identified.

The independent members of our Board (1) review suggestions of candidates for director made by directors and others; (2) identify individuals qualified to become Board members, (3) determine the director nominees for the next annual meeting of stockholders; and  (3) recommend to the Board directors for each committee of the Board.  There is no difference in the manner in which a nominee is evaluated based on whether the nominee is recommended by a stockholder or otherwise.

The independent members of the Board do not have a formal policy with regard to consideration of diversity in identifying director nominees.  The independent board members may consider diversity, which could include diversity with respect to experience, skill set, age, areas of expertise and professional background, as well as race, gender and national origins, along with many other criteria, in selecting director nominees.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all its employees including its principal executive, financial and accounting officers. A copy of the Code of Ethics can be found on the Company’s website at http://www.chartacquisition.com/corporategovernance.aspx.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any compensation (cash or non-cash) for services rendered. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination or our liquidation, we agreed to pay the Chart Group L.P., an affiliate of Christopher D. Brady, our president and director, a total of $10,000 per month for office space and administrative services, including secretarial support.  We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than this $10,000 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our initial stockholders, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership based on 9,750,000 shares of our common stock outstanding as of March 13, 2014, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owners(1)	Number of Shares Beneficially Owned (2)		Approximate Percentage of Outstanding Common Stock
Chart Acquisition Group LLC	$1,288,750	(3)	13.2%
The Chart Group L.P.	1,288,750	(3)	13.2%
Christopher D. Brady	1,397,500	(3)	14.3%

Joseph Wright	237,500	(4)	2.4%
Michael LaBarbera	86,250		*
Governor Thomas Ridge	37,500	(5)	*
Senator Joseph Robert Kerrey	37,500	(5)	*
Manuel D. Medina	37,500	(5)	*
Peter A. Cohen	131,250	(6)	1.3%

Kenneth J, Krieg	*	*	* %
Cowen Overseas Investment LP	131,250	(6)	1.3%

Kendall Family Investments	962,500	(7)	9.9%
Pine River Capital Management L.P.	742,500	(8)	7.6%
Citigroup Inc.	594,000	(9)	6.1%
Fir Tree, Inc.	675,000	(10)	6.7%
AQR Capital Management, LLC	1,477,575	(11)	16.8%

BlueMountain Capital Management, LLC	800,000	(12)	8.2%
TD Asset Management Inc.	725,000	(13)	7.4%

Polar Securities Inc.	693,955	(14)	7.12%
All directors and officers as a group (8 persons)	2,002,500		20.5%

*	Less than 1 percent.

1	Unless otherwise noted, the business address of each of the persons and entities listed above is 75 Rockefeller Plaza, 14 th Floor, New York, NY 10019.

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

4	Mr. Wright holds 237,500 shares composed of 225,000 founder shares and 12,500 placement shares.

5	Messrs. Ridge, Kerrey and Medina, respectively, hold 37,500 founder shares.

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

9
According to Amendment No. 1 to Schedule 13G filed with the SEC on January 23, 2014 by Citigroup Inc., the reporting person has shared voting and dispositive power over 592,111 shares of common stock, representing  6.1% of our outstanding common stock. The address of reporting person is 399 Park Avenue, New York, NY 10022.

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

11
Based on information contained in Amendment No. 1 to Schedule 13G filed on February 11, 2014 by AQR Capital Management, LLC (“AQR”), AQR serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 1,477,575 shares of common stock, representing approximately 16.8%the outstanding shares of common stock. AQR Capital Management, LLC serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 14.4% of the reported securities.  Reporting persons have an address at Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

12
According to Amendment No. 1 to Schedule 13G filed on February 12, 2014 by BlueMountain Capital Management, LLC and BlueMountain GP Holdings, LLC, BlueMountain Capital Management, LLC has shared voting and dispositive power over    800,000 shares of common stock, representing 8.2%of the outstanding shares of common stock. BlueMountain GP Holdings, LLC has shared voting and dispositive power over 634,577 shares of common stock, representing 6.5% of the outstanding shares of common stock. The address of the principal business office of each of the reporting persons is 280 Park Avenue, 5th Floor East, New York, New York 10017.

13
According to a Schedule 13G filed on February 13, 2014 by TD Asset Management Inc., reporting person has sole voting and dispositive power of 725,000 shares of common stock, representing 7.44% of the outstanding shares of common stock.  The address and principal place of business office of reporting person is Canada Trust Tower, BCE Place, 161 Bay Street, 35th  Floor, Toronto, Ontario, M5J 2T2.

14
According to Amendment No.1 to Schedule 13G filed on February 13, 2014 by Polar Securities Inc., reporting persons has shares voting and dispositive power with North Pole Capital Master Fund of 693,955 shares of common stock, representing 7.12% of the outstanding shares of common stock.  The address of the business office of each of the reporting persons is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

Changes in Control

N/A

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Private Placements

Founders Shares

On August 9, 2011, the Company issued to Chart Acquisition Group LLC, our sponsor, in a private placement 2,156,250 shares of restricted common stock, which we refer to as the founder shares, for an aggregate purchase price of $25,000.   In January 2012, Chart Acquisition Group LLC, our sponsor, transferred an aggregate of 337,500 founder shares to Joseph Wright, Governor Thomas Ridge and Senator Joseph Robert Kerrey, each of whom is one of our officers and/or directors, and Timothy N. Teen, a former director, and an aggregate of 890,625 shares to The Chart Group, L.P., the sole managing member of our sponsor. Subsequently in January 2012, The Chart Group, L.P. transferred an aggregate of 525,469 founder shares to certain of our officers and certain affiliates and officers of The Chart Group, L.P.   On April 17, 2012, our sponsor transferred an aggregate of 37,500 founder shares to Manuel D. Medina, who joined our Board in March 2012.  In connection with Mr. Krieg’s appointment to our Board, our sponsor intends to issue to Mr. Krieg an option to purchase 37,500 founder shares at an exercise price equal to the closing price of our common stock on the Nasdaq Capital Market on the date of issuance in order to align his equity holdings in the Company to each other independent director of the Company.

An aggregate of 281,250 founder shares were forfeited in January 2013 because the underwriters of our initial public offering, or IPO, did not exercise their over-allotment option.

The founder shares and the placement shares, which are described below, are identical to the shares of common stock included in the units that were sold in our IPO except that (i) the founder shares and the placement shares are subject to certain transfer restrictions as described above, and (ii) each of the initial stockholders and Cowen Overseas has agreed not to redeem any of the founder shares or placement shares, as the case may be, held by them in connection with the consummation of an initial business combination, and each has also waived its rights to participate in any redemption with respect to its initial shares and placement shares, as the case may be, if the Company fails to consummate an initial business combination.

An aggregate of 234,375 shares are subject to forfeiture by our initial stockholders in the event the last sales price of our stock does not equal or exceed $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 60 months following the closing of our initial business combination. An aggregate of 234,375 additional founder shares are subject to forfeiture by our initial stockholders in the event the last sales price of our stock does not equal or exceed $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 60 months following the closing of our initial business combination.  The shares subject to these forfeiture provisions are referred to as the founder earn out shares.  Our initial stockholders have agreed, to the extent applicable, that they will not sell or transfer founder shares that remain subject to forfeiture.

Placement Units

Simultaneously with the closing of our IPO, our sponsor, Joseph Wright and Cowen Overseas, an affiliate of Peter Cohen, purchased an aggregate of, 375,000 units (the “placement units”) from the Company at a price of $10.00 per unit, each unit consisting of one share of common stock (“placement shares”) and a warrant to purchase one share of common stock (“placement warrants”), for an aggregate purchase price of $3,750,000, in private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Our sponsor purchased 231,250 of such placement units, Mr. Wright purchase 12,500 of such placement units and Cowen Overseas purchased 131,250 of such placement units.  The placement warrants are identical to the warrants sold in the IPO except that, (i) if held by the initial holders or their permitted assigns, they (a) may be exercised for cash or on a cashless basis at the option of the holder; and (b) will not be redeemable by the Company, and (ii) the placement warrants issued to Cowen Overseas, so long as held by Cowen Overseas or any of its related persons under FINRA rules, expire five years from the effectiveness of the registration statement. In addition, the placement warrants and placement shares are subject to transfer restrictions until 30 days following the consummation of the initial business combination.

The placement units and the component securities contained therein are subject to lockup (i.e. not transferable, assignable or saleable) until 30 days after the consummation of our initial business combination.  If we do not complete an initial business combination, the portion of the $3,750,000 purchase price of the placement units placed in the trust account will be included as a part of the liquidation amount payable to our public stockholders and the placement warrants will expire worthless.

General

In connection with a stockholder vote to approve an initial business transaction, if any, each of the initial stockholders have agreed to vote their founders shares and/or placement shares, as the case may be, in favor of the initial business transaction.  In addition, the Company’s initial stockholders, officers and directors have each also agreed to vote any shares of common stock acquired in the IPO or in the aftermarket in favor of the initial business transaction submitted to stockholders for approval, if any.

Pursuant to a registration rights agreement to be entered into concurrently with our IPO, our initial stockholders and Cowen Overseas, and their respective permitted transferees, can demand that we register the founder shares, placement units, placement shares and placement warrants, and the shares of common stock issuable upon exercise of the placement warrants, as the case may be. The registration rights will be exercisable with respect to the founder shares, the placement units, placement shares and the placement warrants and the shares of common stock issuable upon exercise of such placement warrants at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities.

Loans from Affiliates

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required.  If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than interest on such proceeds. Up to $750,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. These warrants would be identical to the placement warrants.

In February 2014, the Company issued promissory notes (collectively, the “Notes”) in the aggregate amount of $400,000 for additional working capital as follows: $140,000 to Cowen Overseas Investment LP, $246,667 to Chart Acquisition Group LLC and $13,333 to Joseph R. Wright.   No interest shall accrue on the unpaid principal balance of the Notes. The Notes shall be payable on the date on which the Company consummates its initial business combination. Upon consummation of the initial business combination and at each payee’s option, at any time prior to payment in full of the principal balance of the Notes, the payees may elect to convert all or any portion of the Notes into that number of warrants to purchase shares of common stock of the post-Business Combination entity (the “New Warrants”) equal to: (i) the portion of the principal amount of the Note being converted, divided by (ii) $0.75, rounded up to the nearest whole number. Each New Warrant shall have the same terms and conditions as placement warrants issued simultaneously with the initial business combination.

Administrative Services Agreement

In accordance with the terms of an Administrative Services Agreement, the Company pays Chart Group L.P., an affiliate of our sponsor, a total of $10,000 per month for office space and general and administrative services.  Services commenced on December 14, 2012, the date our securities were first listed on the Nasdaq Capital Market, and will terminate upon the earlier of the consummation of an initial business combination and the liquidation of the Company.

Support of Business Combination

Our sponsor, Mr. Wright and Cowen Overseas have collectively committed to offer to purchase up to 3,750,000 of our issued and outstanding warrants at a purchase price of $0.60 per warrant in a proposed tender offer that would commence after our announcement of a business combination and would close upon the consummation of such initial business combination.  The proposed purchase price of $0.60 was determined by our sponsor, Mr. Wright and Cowen Overseas in consultation with the representatives of the underwriters of our initial public offering and based on these entities’ knowledge of the securities markets. At the time of the proposed tender offer, each of our sponsor, Mr. Wright and Cowen Overseas has agreed not to tender any placement warrants in the proposed tender offer.  Through the warrant tender offer, the initial holders will effectively offer to purchase up to 50% of the warrants sold as part of the units in IPO. The warrant tender offer will not be conditioned upon any minimum number of warrants being tendered. In the event the aggregate number of public warrants validly tendered by the public warrant holders exceeds 3,750,000, each validly submitted offer to sell will be reduced on a pro rata basis in accordance with the terms of the offer to purchase that will be provided to the public warrant holders in connection with the warrant tender offer.

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

Commencing on December 14, 2012, we agreed to pay The Chart Group, L.P., an affiliate of our sponsor, a total of $10,000 per month for office space, administrative services and secretarial support. Upon consummation of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

We have determined that Governor Ridge, Senator Kerrey and Messrs. Medina and Krieg are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act. In accordance with Nasdaq,  we have one year from the date our securities are first listed on Nasdaq to have a majority of our board of directors consist of independent members. The Board of Directors affirmatively determined that no director (other than Messrs. Wright, Brady and Cohen) has a material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company.

Item 14.  Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2013, the firm of Rothstein Kass, was our principal accountant. The following is a summary of fees paid or to be paid to Rothstein Kass for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rothstein Kass in connection with regulatory filings.  The aggregate fees billed by Rothstein Kass for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2013 and 2012 totaled $45,000 and $70,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During 2013, we paid Rothstein Kass $9,750 for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Rothstein Kass for tax planning and tax advice for the year ended December 31, 2013.

All other fees. During 2013, we paid Rothstein Kass $28,500 for consulting services for our due diligence review in connection with the investigation of an acquisition target.

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

We have audited the accompanying balance sheets of Chart Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2013, as well as for the period from July 22, 2011 (date of inception) to December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013 and the period from July 22, 2011 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will cease all operations, except for the purpose of winding up, redeem all public shares outstanding and dissolve and liquidate in the event that the Company does not consummate a business combination by September 13, 2014. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

New York, New York
March 14, 2014

CHART ACQUISITION CORP.
(a development stage company)
BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash	$118,706	$1,147,464
Due from Sponsor	409	409
Prepaid Expenses	87,252	5,236
Total Current Assets	206,367	1,153,109

Non-current Assets:
Cash and Investments Held in Trust Account	75,048,721	75,001,821
Total Assets	$75,255,088	$76,154,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$194,115	$50,522
Due to Affiliate	1,442	1,322
Accrued Offering Costs	-	16,920
Total Current Liabilities	195,557	68,764

Deferred Underwriting Fee	2.343,750	2,343,750
Warrant Liability	5,906,250	5,906,250
Total Liabilities	8,445,557	8,318,764

Common stock subject to possible redemption; 6,180,953 and 6,283,617 shares at $10.00 per share at December 31, 2013 and December 31, 2012, respectively	61,809,530	62,836,165

Stockholders' Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value; 29,000,000 shares authorized; 3,569,047 and 3,747,633 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively (excluding 6,180,953 and 6,283,617 shares subject to possible redemption, respectively)	357	375
Additional Paid-in Capital	4,999,644	4,999,626
Deficit Accumulated During Development Stage	-	-
Total Stockholders' Equity	5,000,001	5,000,001
Total Liabilities and Stockholders' Equity	$75,255,088	$76,154,930

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.
(a development stage company)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012	July 22, 2011 (date of inception) to December 31, 2013
Revenue	$-	$-	$-
Formation and Operating Costs	-	3,469	3,996
General and Administrative Expenses	1,073,535	56,608	1,130,143
Loss from Operations	(1,073,535)	(60,077)	(1,134,139)
Other Income:
Interest Income	46,900	1,821	48,721
Net Loss Attributable to Common Stockholders	$(1,026,635)	$(58,256)	$(1,085,418)
Weighted Average Number of Common Shares Outstanding, basic and diluted	3,378,823	2,212,758	2,676,687
Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.30)	$(0.03)	$(0.41)

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 For the Period from July 22, 2011 (date of inception) to December 31, 2013

	Common Stock		Additional	Deficit Accumulated During	Total
	Shares	Amount $.0001 Par	Paid-in Capital	Developmental Stage	Stockholders' Equity

Sale of common stock issued to Sponsor on August 9, 2011 at $.011594 per share	2,156,250	$216	$24,784	$-	$25,000

Net loss attributable to common stockholders'	-	-	-	(527)	(527)

Balances, December 31, 2011	2,156,250	216	24,784	(527)	24,473

Sale of 7,500,000 units on December 19, 2012, net of underwriters' discount and offering expenses (including 6,289,495 subject to possible redemption)	7,500,000	750	70,025,449	-	70,026,199

Reclassification of shares subject to possible redemption at redemption value on December 19, 2012	(6,289,495)	(629)	(62,894,319)	-	(62,894,948)

Warrant liability recorded on December 19, 2012	-	-	(5,906,250)	-	(5,906,250)

Sale of 375,000 units to Sponsor on December 19, 2012	375,000	37	3,749,963	-	3,750,000

Change in shares subject to possible redemption to 6,283,617 shares at December 31, 2012	5,878	1	(1)	58,783	58,783

Net loss attributable to common stockholders	-	-	-	(58,256)	(58,256)

Balances, December 31, 2012	3,747,633	$375	$4,999,626	$-	$5,000,001

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(281,250)	(28)	28	-	-

Change in shares subject to possible redemption to 6,180,953 shares at December 31, 2013	102,664	10	(10)	1,026,635	1,026,635

Net loss attributable to common stockholders	-	-	-	(1,026,635)	(1,026,635)

Balances, December 31, 2013	3,569,047	$357	$4,999,644	$-	$5,000,001

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012	July 22, 2011 (date of inception) to December 31, 2013

Cash Flows from Operating Activities
Net Loss	$(1,026,635)	$(58,256)	$(1,085,418)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid Expenses	(82,016)	(5,236)	(87,252)
Accounts Payable and Accrued Expenses	143,593	25,270	194,115
Due to Affiliate	120	1,322	1,442
Due from Sponsor	-	-	(409)
Net Cash Used In Operating Activities	(964,938)	(36,900)	(977,522)

Cash Flows from Investing Activities
Proceeds Deposited in Trust Account	-	(75,000,000)	(75,000,000)
Interest on Trust Account	(46,900)	(1,821)	(48,721)
Net Cash Used in Investing Activities	(46,900)	(75,001,821)	(75,048,721)

Cash Flows from Financing Activities
Proceeds from Sale of Common Stock to Sponsor	-	-	25,000
Proceeds from Public Offering	-	75,000,000	75,000,000
Proceeds from Issuance of Units to Sponsor	-	3,750,000	3,750,000
Proceeds from Note Payable, Affiliate of Sponsor	-	30,000	30,000
Principal Payments on Note Payable, Affiliate of Sponsor	-	(30,000)	(30,000)
Proceeds from Note Payable, Sponsor	-	-	175,000
Principal Payments on Note Payable, Sponsor	-	(175,000)	(175,000)
Payment of Offering Costs	(16,920)	(2,459,089)	(2,630,051)
Net Cash Provided by (Used In) Financing Activities	(16,920)	76,115,911	76,144,949
Net Increase (Decrease) in Cash	(1,028,758)	1,077,190	118,706
Cash at Beginning of the Period	1,147,464	70,274	-
Cash at Ending of the Period	$118,706	$1,147,464	$118,706
Supplemental Disclosure for Non-Cash Financing Activities
Adjustment for warrant liability in connection with the Public Offering	$-	$5,906,250	$5,906,250
Deferred Underwriters' Fee	$-	$2,343,750	$2,343,750
Accrued Expenses Included in Deferred Offering Costs	$-	$16,920	$16,920

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO FINANCIAL STATEMENTS
For the Period from July 22, 2011 (date of inception) to December 31, 2013

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

At December 31, 2013, the Company had not commenced any operations. All activity through December 31, 2013 relates to the Company’s formation, initial public offering (“public offering”) described below in Note 4, and search for an initial business combination.

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

The Company may consummate the initial business combination and conduct the redemptions without stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and may file tender offer documents with the Securities and Exchange Commission (“SEC”).

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2013

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

2.            BASIS OF PRESENTATION

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company complies with the reporting requirements of ASC Topic 915, “Development Stage Entities.” At December 31, 2013, the Company has not commenced any operations nor generated revenue to date. All activity through December 31, 2013, relates to the Company’s formation, the public offering and search for an initial business combination. Following the public offering, the Company will not generate any operating revenues until after completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on the designated trust account after the public offering.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For all periods presented, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per share for periods presented.

CHART ACQUISITION CORP.
 (a development stage company)
 NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2013

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2013 and 2012, the Company has a deferred tax asset of approximately $360,000 and $21,000, respectively, related to net operating loss carry forwards which begin to expire in 2031 and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

CHART ACQUISITION CORP.
 (a development stage company)
NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2013

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Income Tax (continued)

 De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2013 or 2012. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  Generally, the Company is subject to income tax examinations by major taxing authorities since inception.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2013 or 2012.

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

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the Period from July 22, 2011 (date of inception) to December 31, 2013

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

Redeemable Common Stock— (continued)

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at December 31, 2013 and 2012, public shares of 6,180,953 and 6,283,617, respectively, are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the trust account, less any interest released to the Company for working capital purposes or the payment of taxes (approximately $10.00 at December 31, 2013).

4.             PUBLIC OFFERING

The public offering called for the Company to offer for sale 7,500,000 units at a purchase price of $10.00 per unit. Each unit consists of (i) one share of the Company’s common stock, $0.0001 par value (“common stock”), and (ii) one warrant to purchase one share of common stock (“warrant”). Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of an initial business combination and one year from the date of the prospectus for the public offering, and will expire five years from the date of the initial business combination, or earlier upon redemption or liquidation. The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ prior written notice after the warrants become exercisable, only in the event that the last sales price of the common stock (or the closing bid price of the common stock in the event shares of our common stock are not traded on any specific trading day) equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is given. In the event that a registration is not effective at the time of exercise, the holders of the warrants shall not be entitled to exercise such warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrants and the warrants will expire worthless.

5.            RELATED PARTY TRANSACTIONS

Private Placements

On August 9, 2011, the Company issued to its sponsor in a private placement 2,156,250 shares (after giving effect to its 0.75-for-1 reverse stock split effectuated on July 10, 2012) of restricted common stock for an aggregate purchase price of $25,000, of which 281,250 shares were forfeited in January 2013. The initial shares will not be released from transfer restrictions until: (i) one year after the consummation of the Company’s initial business combination or earlier if, subsequent to its business combination, the last sales price of its common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after its initial business combination, or (ii) the date on which it consummates a liquidation, merger, stock exchange or other similar transaction after its initial business combination that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

CHART ACQUISITION CORP.
 (a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the Period from July 22, 2011 (date of inception) to December 31, 2013

5.            RELATED PARTY TRANSACTIONS — (continued)

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

Due to Affiliate

As of December 31, 2013 and 2012, the Chart Group L.P., an affiliate of the sponsor, has paid certain offering, formation and operating costs on behalf of the Company. The total of such costs do not bear interest, and is due on demand. At December 31, 2013 and 2012, the total amount owed to the Chart Group L.P. is $1,442 and $1,322, respectively.

Administrative Services

The Company has agreed to pay the Chart Group L.P., an affiliate of the sponsor a total of $10,000 per month for office space and general and administrative services. Services commenced on December 14, 2012, the date the securities of the Company were first listed on the Nasdaq Capital Market, and will terminate upon the earlier of the consummation by the Company of an initial business combination and the liquidation of the Company.  For the years ended December 31, 2013 and 2012, the Company incurred $120,000 and $5,000, respectively, pursuant to this service agreement. At December 31, 2013, the Company has prepaid $5,000 relative to the service agreement.

6.            COMMITMENTS

The Company paid an underwriting discount of 2.750% (or $2,062,500) of the public unit offering price to the underwriters at the closing of the public offering, with an additional deferred fee of 3.125% (or $2,343,750) of the gross offering proceeds payable to the representatives of the underwriters upon the Company’s consummation of an initial business combination.

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the Period from July 22, 2011 (date of inception) to December 31, 2013

7.             WARRANT LIABILITY

The Company sold 7,875,000 Units in the December 19, 2012 Public Offering and private placement, which subsequently separated into one common share and one warrant.  The warrants expire five years after the date of the Company's initial Business Combination.  The warrants issued contain a cash settlement provision, as provided in the Warrant Agreement in the event of a Fundamental Transaction after the Initial Business Combination (see below), which requires liability treatment under ASC Topic 815-40-55-2.  ASC Topic 815-40-55-2 indicates that an event that causes a change of control of an issuer is not within the issuer's control and, therefore, a contract that requires net-cash settlement upon a change in control must be classified as an asset or liability.  Management used the quoted price for the valuation of the warrants to determine the warrant liability to be $5,906,250 as of December 31, 2013 and 2012.  This valuation is revised on a quarterly basis until the warrants are exercised or they expire, with the changes in fair value recorded in the statements of operations.

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

8.             INVESTMENT HELD IN TRUST ACCOUNT

Subsequent to the public offering, an amount of $75,000,000 (including $2,343,750 of deferred underwriters’ fee) of the net proceeds of the public offering and private placement, was deposited in a Trust Account and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 have a maturity of 180 days or less until the earlier of (i) the consummation of a business combination, or (ii) liquidation of the Company.

As of December 31, 2013, investment securities in the Company’s Trust Account consist of $75,043,861 in United States Treasury Bills and another $4,860 is held as cash. As of December 31, 2012, investment securities in the Company’s Trust Account consist of $74,976,321 in United States Treasury Bills and another $25,500 is held as cash. The carrying value, excluding accrued interest income, gross unrealized holding gain (loss) and fair value of held to maturity securities at December 31, 2013 and 2012 are as follows:

	Carrying Value at December 31, 2013	Gross Unrealized Holding Gain	Fair Value at December 31, 2013
Held-to-maturity:
U.S. Treasury Securities	$75,043,861	$1,138	$75,044,999

	Carrying Value at December 31, 2012	Gross Unrealized Holding Loss	Fair Value at December 31, 2012
Held-to-maturity:
U.S. Treasury Securities	$74,976,321	$(6,321)	$74,970,000

CHART ACQUISITION CORP.
(a development stage company)
 NOTES TO FINANCIAL STATEMENTS
 For the Period from July 22, 2011 (date of inception) to December 31, 2013

9.             FAIR VALUE MEASUREMENTS

The Company complies with ASC Topic 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$75,044,999	$75,044,999	—	—
Liabilities:
Warrant Liability	$5,906,250	—	$5,906,250	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$74,970,000	$74,970,000	—	—
Liabilities:
Warrant Liability	$5,906,250	—	$5,906,250	—

The fair values of the Company's investments held in the Trust Account and warrant liability are determined through market, observable and corroborated sources.

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the Period from July 22, 2011 (date of inception) to December 31, 2013

10.          STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 29,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share.

As of December 31, 2013 and , 2012, there were 3,569,047 and 3,747,633 shares of common stock outstanding, respectively (excluding 6,180,953 and 6,283,617 shares subject to possible redemption, respectively).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2013 and 2012, the Company has not issued any shares of preferred stock.

11.          SUBSEQUENT EVENT

The Company issued a $246,667 unsecured non-interest bearing promissory note to the Sponsor on February 10, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) the date that is nine (9) months from the date of the note or (ii) the date on which the Company consummates a business combination.

The Company issued a $13,333 unsecured non-interest bearing promissory note to an affiliate of the Sponsor on February 7, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the date of the consummation of a business combination.

The Company issued a $140,000 unsecured non-interest bearing promissory note to an affiliate of the Sponsor on February 4, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the date of the consummation of a business combination.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement. (1)
3.1	Certificate of Incorporation. (8)
3.2	Certificate of Amendment to Certificate of Incorporation.(4)
3.3	Amended and Restated Certificate of Incorporation.(1)
3.4	Bylaws.(5)
4.1	Specimen Unit Certificate.(7)
4.2	Specimen Common Stock Certificate.(7)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4). (1)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.2	Registration Rights Agreement among the Registrant and security holders. (1)
10.3	Letter Agreement by and between the Registrant’s security holders, the officers and directors of the Registrant, and the underwriters. (1)
10.4	Securities Purchase Agreement dated August 9, 2011 between the Registrant and Chart Acquisition Group LLC.(9)
10.5	Second Amended and Restated Promissory Note, dated as of September 30, 2012 issued to Chart Acquisition Group LLC in the amount of $175,000. (3)
10.6	Third Amended and Restated Placement Unit Subscription Agreement between the Registrant and Sponsor. (3)
10.7	Third Amended and Restated Placement Unit Subscription Agreement between the Registrant and Cowen Overseas Investment LP. (3)
10.8	Letter Agreement between Chart Acquisition Group LLC and Registrant regarding administrative support. (1)
10.9	Form of Indemnity Agreement.(5)
10.10	Second Amended and Restated Placement Unit Subscription Agreement between the Registrant and Joseph Wright.(3)
10.11	Escrow Agreement among Sponsor, Joseph Wright, Cowan Overseas, Continental Stock Transfer & Trust Company and Cowan and Company, LLC. (2)
10.12	Promissory Note dated as of December 11, 2012, issued to the Chart Group, LP (1)
10.13	Promissory Note dated as of February 7, 2014, issued to Joseph R. Wright **
10.14	Promissory Note dated as of February 4, 2014, issued to Cowen Overseas LP **
10.15	Promissory Note dated as of February 11, 2014, issued to Chart Acquisition Group LLC **
14.1	Code of Business and Ethics.(8)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a). *
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
99.1	Audit Committee Charter.(6)
99.2	Compensation Committee Charter.(10)

101.ins	XBRL Instance Document**
101.xsd	XBRL Taxonomy Extension Schema Document**
101.cal	XBRL Taxonomy Calculation Linkbase Document**
101.def	XBRL Taxonomy Definition Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 19, 2012.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on November 30, 2012.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on November 20, 2012.
(4)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on July 12, 2012.
(5)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on March 6, 2012.
(6)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on February 10, 2012.
(7)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on December 13, 2011.
(8)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on November 22, 2011.
(9)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on October 13, 2012.
(10)	Incorporated by reference to the Company’s Definitive Proxy Statement, filed with the Commission on January 16, 2014.

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2014	Chart Acquisition Corp.

	By:	/s/ Joseph R. Wright
Name: Joseph R. Wright Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael LaBarbera
Name: Michael LaBarbera Title: Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JOSEPH R. WRIGHT	Chairman of the Board of Directors and Chief Executive Officer	March 14, 2014
Joseph R. Wright	(Principal Executive Officer)

/s/ CHRISTOPHER D. BRADY	President and Director	March 14, 2014
Christopher D. Brady

/s/ MICHAEL LABARBERA	Chief Financial Officer and Secretary	March 14, 2014
Michael LaBarbera	(Principal Financial Officer and Principal Accounting Officer)

/s/ GOVERNOR THOMAS RIDGE	Director	March 14, 2014
Governor Thomas Ridge

/s/SENATOR JOSEPH ROBERT K ERREY	Director	March 14, 2014
Senator Joseph Robert Kerrey

/s/ PETER A. COHEN	Director	March 14, 2014
Peter A. Cohen

/s/ MANUEL D. MEDINA	Director	March 14, 2014
Manuel D. Medina

/s/ KENNETH J. KRIEG	Director	March 14, 2014
Kenneth J. Krieg