Form 10-Q
period 2014-03-31
Chart Acquisition Corp.
filed 2014-05-12
CIK 1527349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014 there were 9,750,000 shares of Company’s common stock issued and outstanding.

CHART ACQUISITION CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

Condensed Balance Sheets	1
Condensed Statements of Operations	2
Condensed Statements of Changes in Stockholders' Equity	3
Condensed Statements of Cash Flows	4
Notes to Condensed Interim Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Overview	14
Results of Operations	14
Liquidity and Capital Resources	14
Significant Accounting Policies	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4. CONTROLS AND PROCEDURES	17

PART II. OTHER INFORMATION	17

ITEM 1. LEGAL PROCEEDINGS	17

ITEM 1A. RISK FACTORS	17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4. MINE SAFETY DISCLOSURE	18

ITEM 5. OTHER INFORMATION	18

ITEM 6. EXHIBITS	18

Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

 CHART ACQUISITION CORP.
(a development stage company)
CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash	$351,104	$118,706
Due from Sponsor	409	409
Prepaid Expenses	46,354	87,252
Total Current Assets	397,867	206,367

Non-current Assets:
Cash and Investments Held in Trust Account	75,001,978	75,048,721
Total Assets	$75,399,845	$75,255,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$385,370	$194,115
Due to Affiliate	1,442	1,442
Note Payable, Sponsor	246,667	-
Notes Payable, Affiliate of Sponsor	153,333	-
Total Current Liabilities	786,812	195,557

Deferred Underwriting Fee	2,343,750	2,343,750
Warrant Liability	5,433,750	5,906,250
Total Liabilities	8,564,312	8,445,557

Common stock subject to possible redemption; 6,183,553 and 6,180,953 shares at $10.00 per share at March 31, 2014 and December 31, 2013, respectively	61,835,532	61,809,530

Stockholders' Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value; 29,000,000 shares authorized; 3,566,447 and 3,569,047 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively (excluding 6,183,553 and 6,180,953 shares subject to possible redemption, respectively)	357	357
Additional Paid-in Capital	4,999,644	4,999,644
Deficit Accumulated During Development Stage	-	-
Total Stockholders' Equity	5,000,001	5,000,001
Total Liabilities and Stockholders' Equity	$75,399,845	$75,255,088

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	July 22, 2011 (date of inception) to March 31, 2014
Revenue	$-	$-	$-
Formation and Operating Costs	-	-	3,996
General and Administrative Expenses	452,616	154,651	1,582,759
Loss from Operations	(452,616)	(154,651)	(1,586,755)
Other Income:
Interest Income	6,118	14,916	54,839
Change in Fair Value of Warrant Liability	472,500	2,047,500	472,500
Net Income (Loss) Attributable to Common Stockholders	$26,002	$1,907,765	$(1,059,416)
Weighted Average Number of Common Shares Outstanding, basic and diluted	3,569,018	3,516,828	2,758,135
Basic and Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$0.01	$0.54	$(0.38)

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 For the Period from July 22, 2011 (date of inception) to March 31, 2014
(unaudited)
	Common Stock		Additional	Deficit Accumulated During	Total
	Shares	Amount $.0001 Par	Paid-in Capital	Developmental Stage	Stockholders' Equity

Sale of common stock issued to Sponsor on August 9, 2011 at $.011594 per share	2,156,250	$216	$24,784	$-	$25,000

Net loss attributable to common stockholders'	-	-	-	(527)	(527)

Balances, December 31, 2011	2,156,250	216	24,784	(527)	24,473

Sale of 7,500,000 units on December 19, 2012, net of underwriters' discount and offering expenses (including 6,289,495 subject to possible redemption)	7,500,000	750	70,025,449	-	70,026,199

Reclassification of shares subject to possible redemption at redemption value on December 19, 2012	(6,289,495)	(629)	(62,894,319)	-	(62,894,948)

Warrant liability recorded on December 19, 2012	-	-	(5,906,250)	-	(5,906,250)

Sale of 375,000 units to Sponsor on December 19, 2012	375,000	37	3,749,963	-	3,750,000

Change in shares subject to possible redemption to 6,283,617 shares at December 31, 2012	5,878	1	(1)	58,783	58,783

Net loss attributable to common stockholders	-	-	-	(58,256)	(58,256)

Balances, December 31, 2012	3,747,633	$375	$4,999,626	$-	$5,000,001

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(281,250)	(28)	28	-	-

Change in shares subject to possible redemption to 6,180,953 shares at December 31, 2013	102,664	10	(10)	1,026,635	1,026,635

Net loss attributable to common stockholders	-	-	-	(1,026,635)	(1,026,635)

Balances, December 31, 2013	3,569,047	$357	$4,999,644	$-	$5,000,001

Change in shares subject to possible redemption to 6,183,553 shares at March 31,2014	(2,600)	-	-	(26,002)	(26,002)

Net income attributable to common stockholders	-	-	-	26,002	26,002

Balances, March 31, 2014	3,566,447	$357	$4,999,644	$-	$5,000,001

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	July 22, 2011 (date of inception) to March 31, 2014

Cash Flows from Operating Activities
Net Income (Loss)	$26,002	$1,907,765	$(1,059,416)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Change in Fair Value of Warrant Liability	(472,500)	(2,047,500)	(472,500)
Change in operating assets and liabilities:
Prepaid Expenses	40,898	(207,157)	(46,354)
Accounts Payable and Accrued Expenses	191,255	2,664	385,370
Due to Affiliate	-	-	1,442
Due from Sponsor	-	-	(409)
Net Cash Used In Operating Activities	(214,345)	(344,228)	(1,191,867)

Cash Flows from Investing Activities
Proceeds Deposited in Trust Account	-	-	(75,000,000)
Interest on Trust Account	(6,118)	(14,916)	(54,839)
Interest withdrawn from Trust Account	52,861	-	52,861
Net Cash Provided by (Used in) Investing Activities	46,743	(14,916)	(75,001,978)

Cash Flows from Financing Activities
Proceeds from Sale of Common Stock to Sponsor	-	-	25,000
Proceeds from Public Offering	-	-	75,000,000
Proceeds from Issuance of Units to Sponsor	-	-	3,750,000
Proceeds from Note Payable, Affiliate of Sponsor	153,333	-	183,333
Principal Payments on Note Payable, Affiliate of Sponsor	-	-	(30,000)
Proceeds from Note Payable, Sponsor	246,667	-	421,667
Principal Payments on Note Payable, Sponsor	-	-	(175,000)
Payment of Offering Costs	-	-	(2,630,051)
Net Cash Provided by Financing Activities	400,000	-	76,544,949
Net Increase (Decrease) in Cash	232,398	(359,144)	351,104
Cash at Beginning of the Period	118,706	1,147,464	-
Cash at Ending of the Period	$351,104	$788,320	$351,104
Supplemental Disclosure for Non-Cash Financing Activities
Adjustment for warrant liability in connection with the Public Offering	$-	$-	$5,906,250
Deferred Underwriters' Fee	$-	$-	$2,343,750
Accrued Expenses Included in Deferred Offering Costs	$-	$-	$16,920

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the Period from July 22, 2011 (date of inception) to March 31, 2014

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

At March 31, 2014, the Company had not commenced any operations. All activity through March 31, 2014 relates to the Company’s formation, initial public offering (“public offering”) described below in Note 4, and search for an initial business combination.

The registration statement for the public offering was declared effective on December 13, 2012. The Company consummated the public offering on December 19, 2012 and received net proceeds of approximately $76,120,000 which includes $3,750,000 received from the private placement of 375,000 units to Chart Acquisition Group LLC, a Delaware limited liability Company (the “sponsor”),  Joseph Wright, the Company’s chief executive officer and chairman of the board and Cowen Overseas Investment LP (“Cowen Overseas), an affiliate of Cowen and Company, LLC, one of the lead underwriters of the public offering and is net of approximately $2,630,000 of legal, accounting and underwriting fees. The sponsor, Joseph Wright and Cowen Overseas each purchased units consisting of one share of common stock and a warrant to purchase one share of common stock (the “private placement”—Note 5).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the public offering, although substantially all of the net proceeds of the public offering are intended to be generally applied toward effecting an initial business combination. Net proceeds of approximately $75,000,000 from the public offering and simultaneous private placements of the placement units (as described below in Note 5) are being held in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account will be invested only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. Except for interest income earned on the trust account balance and released to us for working capital purposes and to pay taxes or dissolution expenses, if any, our amended and restated certificate of incorporation provides that none of the funds held in trust will be released from the trust account, until the earlier of (i) the consummation of our initial business combination; (ii) the expiration or termination of any tender offer conducted by the Company in connection with a proposed business combination not otherwise withdrawn; (iii) the redemption of the Company’s public shares if it is unable to consummate a business combination by September 13, 2014, subject to applicable law; or (iv) otherwise upon its liquidation or in the event its management resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to September 13, 2014 . The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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
For the Period from July 22, 2011 (date of inception) to March 31, 2014

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

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2014 and December 31, 2013 and the results of operations and cash flows for the three months ended March 31, 2014 and 2013, and for the period from July 22, 2011 (date of inception) to March 31, 2014. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The results of operations for the period ended March 31, 2014 is not necessarily indicative of the results of operations to be expected for a full fiscal year.

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the Period from July 22, 2011 (date of inception) to March 31, 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company complies with the reporting requirements of ASC Topic 915, “Development Stage Entities.” At March 31, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through March 31, 2014, relates to the Company’s formation, the public offering and search for an initial business combination. Following the public offering, the Company will not generate any operating revenues until after completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on the designated trust account after the public offering.

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

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2014 and December 31, 2013 the Company has a deferred tax asset of approximately $516,000 and $360,000, respectively, related to net operating loss carry forwards which begin to expire in 2031 and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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
For the Period from July 22, 2011 (date of inception) to March 31, 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Income Tax (continued)

De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  Generally, the Company is subject to income tax examinations by major taxing authorities since inception.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2014.

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
For the Period from July 22, 2011 (date of inception) to March 31, 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

Redeemable Common Stock— (continued)

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at March 31, 2014 and December 31, 2013, public shares of 6,183,553 and 6,180,953, respectively, are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the trust account, less any interest released to the Company for working capital purposes or the payment of taxes (approximately $10.00 at March 31, 2014).

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
For the Period from July 22, 2011 (date of inception) to March 31, 2014

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

Notes Payable to Affiliate

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

Due to Affiliate

As of March 31, 2014 and 2013, the Chart Group L.P., an affiliate of the sponsor, has paid certain offering, formation and operating costs on behalf of the Company. The total of such costs do not bear interest, and is due on demand. At March 31, 2014 and December 31, 2013, the total amount owed to the Chart Group L.P. is $1,442.

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the Period from July 22, 2011 (date of inception) to March 31, 2014

5.	RELATED PARTY TRANSACTIONS — (continued)

Administrative Services

The Company has agreed to pay the Chart Group L.P., an affiliate of the sponsor a total of $10,000 per month for office space and general and administrative services. Services commenced on December 14, 2012, the date the securities of the Company were first listed on the Nasdaq Capital Market, and will terminate upon the earlier of the consummation by the Company of an initial business combination and the liquidation of the Company.  For the three months ended March 31, 2014 and 2013 the Company incurred $30,000, pursuant to this service agreement. At March 31, 2014 and December 31, 2013, the Company has prepaid $5,000 relative to the service agreement.

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

The Company sold 7,875,000 Units in the December 19, 2012 Public Offering and private placement, which subsequently separated into one common share and one warrant.  The warrants expire five years after the date of the Company's initial Business Combination.  The warrants issued contain a cash settlement provision, as provided in the Warrant Agreement in the event of a Fundamental Transaction after the Initial Business Combination (see below), which requires liability treatment under ASC Topic 815-40-55-2.  ASC Topic 815-40-55-2 indicates that an event that causes a change of control of an issuer is not within the issuer's control and, therefore, a contract that requires net-cash settlement upon a change in control must be classified as an asset or liability.  Management used the quoted price for the valuation of the warrants to determine the warrant liability to be $5,433,750 and $5,906,250 as of March 31, 2014 and December 31, 2013.  This valuation is revised on a quarterly basis until the warrants are exercised or they expire, with the changes in fair value recorded in the statements of operations.

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

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the Period from July 22, 2011 (date of inception) to March 31, 2014

8.	INVESTMENT HELD IN TRUST ACCOUNT— (continued)

As of March 31, 2014, investment securities in the Company’s Trust Account consist of $74,996,353 in United States Treasury Bills and another $5,625 is held as cash. As of December 31, 2013, investment securities in the Company’s Trust Account consist of $75,043,861 in United States Treasury Bills and another $4,860 is held as cash. The carrying value, excluding accrued interest income, gross unrealized holding gain (loss) and fair value of held to maturity securities at March 31, 2014 and December 31, 2013 are as follows:

	Carrying Value at March 31, 2014	Gross Unrealized Holding Gain	Fair Value at March 31, 2014
Held-to-maturity:
U.S. Treasury Securities	$74,996,353	$1,397	$74,997,750

	Carrying Value at December 31, 2013	Gross Unrealized Holding Loss	Fair Value at December 31, 2013
Held-to-maturity:
U.S. Treasury Securities	$75,043,861	$1,138	$75,044,999

9.	FAIR VALUE MEASUREMENTS

The Company complies with ASC Topic 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$74,997,750	$74,997,750	—	—
Liabilities:
Warrant Liability	$5,433,750	—	$5,433,750	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$75,044,999	$75,044,999	—	—
Liabilities:
Warrant Liability	$5,906,250	—	$5,906,250	—

The fair values of the Company's investments held in the Trust Account and warrant liability are determined through market, observable and corroborated sources.

CHART ACQUISITION CORP.
(a development stage company)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the Period from July 22, 2011 (date of inception) to March 31, 2014

10.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 29,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share.

As of March 31, 2014 and December 31, 2013, there were 3,566,447 and 3,569,047 shares of common stock outstanding, respectively (excluding 6,183,553 and 6,180,953 shares subject to possible redemption, respectively).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At March 31, 2014 and December 31, 2013, the Company has not issued any shares of preferred stock.

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

Results of Operations

For the period from July 22, 2011 (inception) through March 31, 2014 we had a net loss of $1,059,416 including a net gain of $26,002 for the period from January 1, 2014 to March 31, 2014, consisting primarily of interest income and a change in the fair value of the warrant liability offset by general and administrative expenses.

We have neither engaged in any operations nor generated any revenues to date.  All activity through March 31, 2014 relates to our formation, our private placements and offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters.  Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial business combination, at the earliest.  We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities.   We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of March 31, 2014, approximately $75 million was held in the trust account and we had cash outside of trust of approximately $350,000  (from the proceeds of certain notes) and approximately $385,000 in accounts payable and accrued expenses. All interest income on the balance of the trust accounts may be available to us to fund our working capital requirements. Through March 31, 2014, the Company has withdrawn $52,861 in funds from interest earned on the trust proceeds. Other than the deferred underwriting fees, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.  We believe that we have sufficient funds available to conduct the normal operations of the business. However, we may need to obtain additional financing to undertake in-depth due diligence and consummate our initial business combination with an operating business by September 13, 2014.

Liquidity and Capital Resources

 On December 19, 2012, we consummated our offering of 7,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our offering, we consummated the private sale of 375,000 units to our sponsor, Joseph Wright and Cowen Overseas for $3.75 million. We received net proceeds from our offering and the sale of the placement units of approximately $76,120,000 net of the non-deferred portion of the underwriting commissions of $2,062,050 and offering costs of approximately $567,550. Upon the closing of the offering and the private placement, $75,000,000 was  placed into a trust account while the remaining funds were placed in an account outside the trust for working capital purposes.  As of March 31, 2014, investment securities in our trust account consisted of $75,001,978 (including $1,978 of interest earned) in U.S. government Treasury bills with a maturity of 180 days or less. Out of the proceeds of our offering which remained available outside of the trust account, we obtained officers and directors insurance covering a 18 month period from December 7, 2012 through June 7, 2014 for a cost of $260,000, with a prepaid balance at March 31, 2014 of $41,354.

As of March 31, 2014, we had a cash and cash equivalent balance of $351,104, held outside of our trust account after issuance of $400,000 in Notes Payable, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. We believe that we have sufficient funds available to conduct the normal operations of the business. However, we may need to obtain additional financing to undertake in-depth due diligence and consummate our initial business combination with an operating business by September 13, 2014.

For the period from July 22, 2011 (date of inception) to March 31, 2014, we used cash of $1,191,867 in operating activities, which was largely attributable to a loss from operations of approximately $1,586,755 (exclusive of a non-cash gain from the change in fair value of the warrant liability). During the first three months of 2014, we used cash of $214,345 in operating activities, which was largely attributable to a loss from operations of approximately $452,616 (exclusive of a non-cash gain from the change in fair value of the warrant liability).

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at March 31, 2014, 6,183,553 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at March 31, 2014 ).

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2014, the Company has a deferred tax asset of approximately $516,000 related to net operating loss carry forwards which begin to expire in 2031. Accordingly, Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2014. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2014. The Company is subject to income tax examinations by major taxing authorities since inception.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 22, 2011 for the purpose of effecting a business combination. We were considered in the development stage at March 31, 2014 and had not yet commenced any operations or generated any revenues. All activity through March 31, 2014 relates to our formation, our initial public offering and the identification and evaluation of prospective candidates for a business combination.   The net proceeds of the initial public offering and the private placement in December 2012 were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less.  Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our control have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 17, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 17, 2014, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

CHART ACQUISITION CORP.

Dated: May 12, 2014	/s/ Joseph Wright
Joseph Wright Chief Executive Officer (Principal executive officer)

Dated: May 12, 2014	/s/ Michael LaBarbera
Michael LaBarbera Chief Financial Officer (Principal financial and accounting officer)