Form 10-Q
period 2014-06-30
Chart Acquisition Corp.
filed 2014-08-11
CIK 1527349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:   001-35762

CHART ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-2853218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o The Chart Group, LP 555 Fifth Avenue, 19th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (212) 350-8205

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

As of August 11, 2014, there were 9,750,000 shares of Company’s common stock issued and outstanding.

CHART ACQUISITION CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

Condensed Balance Sheets	1
Condensed Statements of Operations	2
Condensed Statements of Changes in Stockholders' Equity	3
Condensed Statements of Cash Flows	4
Notes to Condensed Interim Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

Overview	14
Results of Operations	14
Liquidity and Capital Resources	14
Significant Accounting Policies	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4. CONTROLS AND PROCEDURES	17

PART II. OTHER INFORMATION	17

ITEM 1. LEGAL PROCEEDINGS	17

ITEM 1A. RISK FACTORS	17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. MINE SAFETY DISCLOSURE	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	19

Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

 CHART ACQUISITION CORP.

(a development stage company)

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash	$147,726	$118,706
Due from Sponsor	409	409
Prepaid Expenses	5,000	87,252
Total Current Assets	153,135	206,367

Non-current Assets:
Cash and Investments Held in Trust Account	75,007,364	75,048,721
Total Assets	$75,160,499	$75,255,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,040,979	$194,115
Due to Affiliate	1,442	1,442
Note Payable, Sponsor	246,667	-
Notes Payable, Affiliate of Sponsor	153,333	-
Total Current Liabilities	1,442,421	195,557

Deferred Underwriting Fee	2,343,750	2,343,750
Warrant Liability	5,118,750	5,906,250
Total Liabilities	8,904,921	8,445,557

Common stock subject to possible redemption; 6,125,558 and 6,180,953 shares at $10.00 per share at June 30, 2014 and December 31, 2013, respectively	61,255,577	61,809,530

Stockholders' Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value; 29,000,000 shares authorized; 3,624,442 and 3,569,047 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively (excluding 6,125,558 and 6,180,953 shares subject to possible redemption, respectively)	363	357
Additional Paid-in Capital	6,639,009	6,085,062
Deficit Accumulated During Development Stage	(1,639,371)	(1,085,418)
Total Stockholders' Equity	5,000,001	5,000,001
Total Liabilities and Stockholders' Equity	$75,160,499	$75,255,088

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	July 22, 2011 (date of inception) to June 30, 2014
Revenue	$-	$-	$-	$-	$-
Formation and Operating Costs	-	-	-	-	3,996
General and Administrative Expenses	1,352,969	345,344	900,353	190,693	2,483,112
Loss from Operations	(1,352,969)	(345,344)	(900,353)	(190,693)	(2,487,108)
Other Income (expense):
Interest Income	11,516	27,807	5,398	12,891	60,237
Change in Fair Value of Warrant Liability	787,500	1,811,250	315,000	(236,250)	787,500
Net Income (Loss) Attributable to Common Stockholders	$(553,953)	$1,493,713	$(579,955)	$(414,052)	$(1,639,371)
Weighted Average Number of Common Shares Outstanding, basic and diluted	3,569,353	3,297,317	3,567,084	3,276,062	2,826,834
Basic and Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$(0.16)	$0.45	$(0.16)	$(0.13)	$(0.58)

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 For the Period from July 22, 2011 (date of inception) to June 30, 2014

(unaudited)

	Common Stock		Additional	Deficit Accumulated During	Total
	Shares	Amount $.0001 Par	Paid-in Capital	Developmental Stage	Stockholders' Equity

Sale of common stock issued to Sponsor on August 9, 2011 at $.011594 per share	2,156,250	$216	$24,784	$-	$25,000

Net loss attributable to common stockholders'	-	-	-	(527)	(527)

Balances, December 31, 2011	2,156,250	216	24,784	(527)	24,473

Sale of 7,500,000 units on December 19, 2012, net of underwriters' discount and offering expenses (including 6,289,495 subject to possible redemption)	7,500,000	750	70,025,449	-	70,026,199

Reclassification of shares subject to possible redemption at redemption value on December 19, 2012	(6,289,495)	(629)	(62,894,319)	-	(62,894,948)

Warrant liability recorded on December 19, 2012	-	-	(5,906,250)	-	(5,906,250)

Sale of 375,000 units to Sponsor on December 19, 2012	375,000	37	3,749,963	-	3,750,000

Change in shares subject to possible redemption to 6,283,617 shares at December 31, 2012	5,878	1	58,782	-	58,783

Net loss attributable to common stockholders	-	-	-	(58,256)	(58,256)

Balances, December 31, 2012	3,747,633	$375	$5,058,409	$(58,783)	$5,000,001

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(281,250)	(28)	28	-	-

Change in shares subject to possible redemption to 6,180,953 shares at December 31, 2013	102,664	10	1,026,625	-	1,026,635

Net loss attributable to common stockholders	-	-	-	(1,026,635)	(1,026,635)

Balances, December 31, 2013	3,569,047	$357	$6,085,062	$(1,085,418)	$5,000,001

Change in shares subject to possible redemption to 6,125,558 shares at June 30, 2014	55,395	6	553,947	-	553,953

Net loss attributable to common stockholders	-	-	-	(553,953)	(553,953)

Balances, June 30, 2014	3,624,442	$363	$6,639,009	$(1,639,371)	$5,000,001

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	July 22, 2011 (date of inception) to June 30, 2014

Cash Flows from Operating Activities
Net Income (Loss)	$(553,953)	$1,493,713	$(1,639,371)
Adjustment to reconcile net income to net cash used in operating activities:
Change in Fair Value of Warrant Liability	(787,500)	(1,811,250)	(787,500)
Change in operating assets and liabilities:
Prepaid Expenses	82,252	(181,741)	(5,000)
Accounts Payable and Accrued Expenses	846,864	(5,273)	1,040,979
Due to Affiliate	-	-	1,442
Due from Sponsor	-	-	(409)
Net Cash Used In Operating Activities	(412,337)	(504,551)	(1,389,859)

Cash Flows from Investing Activities
Proceeds Deposited in Trust Account	-	-	(75,000,000)
Interest on Trust Account	(11,504)	(27,807)	(60,225)
Interest withdrawn from Trust Account	52,861	-	52,861
Net Cash Provided by (Used in) Investing Activities	41,357	(27,807)	(75,007,364)

Cash Flows from Financing Activities
Proceeds from Sale of Common Stock to Sponsor	-	-	25,000
Proceeds from Public Offering	-	-	75,000,000
Proceeds from Issuance of Units to Sponsor	-	-	3,750,000
Proceeds from Note Payable, Affiliate of Sponsor	153,333	-	183,333
Principal Payments on Note Payable, Affiliate of Sponsor	-	-	(30,000)
Proceeds from Note Payable, Sponsor	246,667	-	421,667
Principal Payments on Note Payable, Sponsor	-	-	(175,000)
Payment of Offering Costs	-	-	(2,630,051)
Net Cash Provided by Financing Activities	400,000	-	76,544,949
Net Increase (Decrease) in Cash	29,020	(532,358)	147,726
Cash at Beginning of the Period	118,706	1,147,464	-
Cash at Ending of the Period	$147,726	$615,106	$147,726
Supplemental Disclosure for Non-Cash Financing Activities
Adjustment for warrant liability in connection with the Public Offering	$-	$-	$3,150,000
Deferred Underwriters' Fee	$-	$-	$2,343,750
Accrued Expenses Included in Deferred Offering Costs	$-	$-	$16,920

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to June 30, 2014

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

At June 30, 2014, the Company had not commenced any operations. All activity through June 30, 2014 relates to the Company’s formation, initial public offering (“public offering”) described below in Note 4, and search for an initial business combination.

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

The Company’s Board of Directors has approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, which would extend the date by which the Company must complete a business combination from September 13, 2014 to March 13, 2015, and a corresponding amendment to the trust account established in connection with the Company’s initial public offering (the “Extension Proposal”). The Extension Proposal is subject to approval by the Company’s stockholders. The Company is in the process of seeking stockholder approval of the Extension Proposal at a special meeting expected to be held on September 5, 2014.

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

For the Period from July 22, 2011 (date of inception) to June 30, 2014

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

The Company’s Board of Directors has approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, which would extend the date by which the Company must complete a business combination from September 13, 2014 to March 13, 2015, and a corresponding amendment to the trust account established in connection with the Company’s initial public offering (the “Extension Proposal”). The Extension Proposal is subject to approval by the Company’s stockholders. The Company is in the process of seeking stockholder approval of the Extension Proposal at a special meeting expected to be held on September 5, 2014.

As of June 30, 2014, we had a cash and cash equivalent balance of $147,726, held outside of our trust account after issuance of $400,000 in Notes Payable, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. We believe that we do not have sufficient funds available to conduct the normal operations of the business or to consummate our initial business combination. The Company intends to seek additional working capital from our Sponsor, Cowen Overseas and Joseph Wright for these purposes.

2.	BASIS OF PRESENTATION

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2014 and December 31, 2013 and the results of operations for the three and six months ended June 30, 2014 and 2013, and for the period from July 22, 2011 (date of inception) to June 30, 2014 and the cash flow activity for the six months ended June 30, 2014 and 2013 and for the period from July 22, 2011 (date of inception) to June 30, 2014. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The results of operations for the period ended June 30, 2014 is not necessarily indicative of the results of operations to be expected for a full fiscal year.

While preparing its financial statements for the six months ended June 30, 2014, the Company identified and corrected an error related to the accounting for the Company’s changes in amounts subject to possible redemption for the years ended December 31, 2013 and 2012. The Company determined that its changes in amounts subject to possible redemption should have been accounted for as an adjustment to additional paid-in capital instead of as an adjustment to accumulated deficit. There was no change in previously reported total assets, total liabilities, common stock subject to possible redemption or net loss attributable to common shares for any of the periods. The accompanying condensed financial statements have been revised to reflect a balance in accumulated deficit with a corresponding increase of additional paid-in capital as of December 31, 2013 and 2012.  In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated these errors and, based on an analysis of quantitative and qualitative factors, has determined that they were not material to each of the prior reporting periods affected and no amendments of previously filed 10-Q or 10-K reports with the SEC are required.

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to June 30, 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company complies with the reporting requirements of ASC Topic 915, “Development Stage Entities.” At June 30, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through June 30, 2014, relates to the Company’s formation, the public offering and search for an initial business combination. Following the public offering, the Company will not generate any operating revenues until after completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on the designated trust account after the public offering.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. For all periods presented, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted Income (loss) per common share is the same as basic loss per share for periods presented.

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

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2014 and December 31, 2013, the Company has a net deferred tax asset of approximately $571,000 and $378,000, respectively, related to net operating loss carry forwards which begin to expire in 2032, change in fair value of warrant liability, and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

For the Period from July 22, 2011 (date of inception) to June 30, 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Income Tax (continued)

De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2014. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  Generally, the Company is subject to income tax examinations by major taxing authorities since inception.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2014.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the accompanying balance sheets.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company will be adopting this standard in future filings.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

For the Period from July 22, 2011 (date of inception) to June 30, 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

Redeemable Common Stock— (continued)

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at June 30, 2014 and December 31, 2013, public shares of 6,125,558 and 6,180,953, respectively, are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the trust account, less any interest released to the Company for working capital purposes or the payment of taxes (approximately $10.00 at June 30, 2014).

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

For the Period from July 22, 2011 (date of inception) to June 30, 2014

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

Note Payable to Sponsor

The Company issued a $246,667 unsecured non-interest bearing promissory note to the Sponsor on February 10, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) the date that is nine (9) months from the date of the note or (ii) the date on which the Company consummates a business combination. The notes are convertible at the Sponsor’s election upon the consummation of the business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. Funds in the trust account will not be used to repay these notes.

Notes Payable to Affiliates

The Company issued a $140,000 unsecured non-interest bearing promissory note to Cowen Overseas, an affiliate of the Sponsor on February 4, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the date of the consummation of a business combination. The notes are convertible at Cowen Overseas’ election upon the consummation of the business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. Funds in the trust account will not be used to repay these notes.

The Company issued a $13,333 unsecured non-interest bearing promissory note to Joseph Wright, an affiliate of the Sponsor on February 7, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the date of the consummation of a business combination. The notes are convertible at Mr. Wright’s election upon the consummation of the business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. Funds in the trust account will not be used to repay these notes.

Due to Affiliate

As of June 30, 2014 and 2013, the Chart Group L.P., an affiliate of the sponsor, has paid certain offering, formation and operating costs on behalf of the Company. The total of such costs do not bear interest, and is due on demand. At June 30, 2014 and December 31, 2013, the total amount owed to the Chart Group L.P. is $1,442.

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to June 30, 2014

5.	RELATED PARTY TRANSACTIONS — (continued)

Administrative Services

The Company has agreed to pay the Chart Group L.P., an affiliate of the sponsor a total of $10,000 per month for office space and general and administrative services. Services commenced on December 14, 2012, the date the securities of the Company were first listed on the Nasdaq Capital Market, and will terminate upon the earlier of the consummation by the Company of an initial business combination and the liquidation of the Company.  For the six months ended June 30, 2014 and 2013 the Company incurred $60,000, pursuant to this service agreement. At June 30, 2014 and December 31, 2013, the Company has prepaid $5,000 relative to the service agreement.

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

The Company sold 7,875,000 Units in the December 19, 2012 Public Offering and private placement, which subsequently separated into one common share and one warrant.  The warrants expire five years after the date of the Company's initial Business Combination.  The warrants issued contain a cash settlement provision, as provided in the Warrant Agreement in the event of a Fundamental Transaction after the Initial Business Combination (see below), which requires liability treatment under ASC Topic 815-40-55-2.  ASC Topic 815-40-55-2 indicates that an event that causes a change of control of an issuer is not within the issuer's control and, therefore, a contract that requires net-cash settlement upon a change in control must be classified as an asset or liability.  Management used the quoted price for the valuation of the warrants to determine the warrant liability to be $5,118,750 and $5,906,250 as of June 30, 2014 and December 31, 2013.  This valuation is revised on a quarterly basis until the warrants are exercised or they expire, with the changes in fair value recorded in the statements of operations.

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

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to June 30, 2014

8.	INVESTMENT HELD IN TRUST ACCOUNT— (continued)

As of June 30, 2014, investment securities in the Company’s Trust Account consist of $75,007,148 in United States Treasury Bills and another $216 is held as cash. As of December 31, 2013, investment securities in the Company’s Trust Account consist of $75,043,861 in United States Treasury Bills and another $4,860 is held as cash. The carrying value, excluding accrued interest income, gross unrealized holding gain (loss) and fair value of held to maturity securities at June 30, 2014 and December 31, 2013 are as follows:

	Carrying Value at June 30, 2014	Gross Unrealized Holding Gain (Loss)	Fair Value at June 30, 2014
Held-to-maturity:
U.S. Treasury Securities	$75,007,148	$(2,398)	$75,004,750

	Carrying Value at December 31, 2013	Gross Unrealized Holding Gain (Loss)	Fair Value at December 31, 2013
Held-to-maturity:
U.S. Treasury Securities	$75,043,861	$1,138	$75,044,999

9.	FAIR VALUE MEASUREMENTS

The Company complies with ASC Topic 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$75,004,750	$75,004,750	—	—
Liabilities:
Warrant Liability	$5,118,750	—	$5,118,750	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$75,044,999	$75,044,999	—	—
Liabilities:
Warrant Liability	$5,906,250	—	$5,906,250	—

The fair values of the Company's investments held in the Trust Account and warrant liability are determined through market, observable and corroborated sources.

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to June 30, 2014

10.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 29,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share.

As of June 30, 2014 and December 31, 2013, there were 3,624,442 and 3,569,047 shares of common stock outstanding, respectively (excluding 6,125,558 and 6,180,953 shares subject to possible redemption, respectively).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At June 30, 2014 and December 31, 2013, the Company has not issued any shares of preferred stock.

11.	SUBSEQUENT EVENT

On July 16, 2014, the Company announced that it signed definitive agreements to complete a business combination transaction with Tempus Intermediate Holdings, LLC ("Tempus").

Pursuant to the definitive agreements, at the closing, a subsidiary of the Company will issue to the equity holders of Tempus equity interests exchangeable for approximately 10 million shares of the Company's common stock and will assume liabilities of Tempus, representing a total purchase price of $140 million, subject to adjustments as defined in the definitive agreements. The cash currently held in the Company's trust account will be used to fund any redemption by the Company’s public stockholders and the payment of transaction fees and expenses. Remaining cash will be used for working capital.

The Company's board of directors has unanimously approved the Tempus definitive agreements.  Completion of the transaction is subject to approval by the Company’s stockholders and other closing conditions.

The Company’s Board of Directors has approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, which would extend the date by which the Company must complete a business combination from September 13, 2014 to March 13, 2015, and a corresponding amendment to the trust account established in connection with the Company’s initial public offering (the “Extension Proposal”). The Extension Proposal is subject to approval by the Company’s stockholders. The Company is in the process of seeking stockholder approval of the Extension Proposal at a special meeting expected to be held on September 5, 2014.

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

The Company’s Board of Directors has approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, which would extend the date by which the Company must complete a business combination from September 13, 2014 to March 13, 2015, and a corresponding amendment to the trust account established in connection with the Company’s initial public offering (the “Extension Proposal”). The Extension Proposal is subject to approval by the Company’s stockholders. The Company is in the process of seeking stockholder approval of the Extension Proposal at a special meeting expected to be held on September 5, 2014.

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

Results of Operations

For the period from July 22, 2011 (inception) through June 30, 2014 we had a net loss of $1,639,371 including a net loss of $553,953 for the period from January 1, 2014 to June 30, 2014, consisting primarily of interest income and a change in the fair value of the warrant liability offset by general and administrative expenses.

We have neither engaged in any operations nor generated any revenues to date.  All activity through June 30, 2014 relates to our formation, our private placements and offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters.  Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial business combination, at the earliest.  We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities.   We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of June 30, 2014, approximately $75 million was held in the trust account and we had cash outside of trust of approximately $150,000 (from the proceeds of certain notes) and approximately $1,041,000 in accounts payable and accrued expenses. All interest income on the balance of the trust accounts may be available to us to fund our working capital requirements. Through June 30, 2014, the Company has withdrawn $52,861 in funds from interest earned on the trust proceeds. Other than the deferred underwriting fees, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.  We believe that we do not have sufficient funds available to conduct the normal operations of the business or to consummate our initial business combination. The Company intends to seek additional working capital from our Sponsor, Cowen Overseas and Joseph Wright for these purposes.

Liquidity and Capital Resources

 On December 19, 2012, we consummated our offering of 7,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our offering, we consummated the private sale of 375,000 units to our sponsor, Joseph Wright and Cowen Overseas for $3.75 million. We received net proceeds from our offering and the sale of the placement units of approximately $76,120,000 net of the non-deferred portion of the underwriting commissions of $2,062,050 and offering costs of approximately $567,550. Upon the closing of the offering and the private placement, $75,000,000 was placed into a trust account while the remaining funds were placed in an account outside the trust for working capital purposes.  As of June 30, 2014, investment securities in our trust account consisted of $75,007,364 in U.S. government Treasury bills with a maturity of 180 days or less. Out of the proceeds of our offering which remained available outside of the trust account, we obtained officers and directors insurance covering a 18 month period from December 7, 2012 through June 7, 2014 for a cost of $260,000, with a prepaid balance at June 30, 2014 of $0. In June 2014, the Company renewed its officers and directors insurance covering a 3 month period from June 8, 2014 through September 7, 2014 for a cost of $43,700. The invoice was paid in July 2014.

As of June 30, 2014, we had a cash and cash equivalent balance of $147,726, held outside of our trust account after issuance of $400,000 in Notes Payable, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. We believe that we do not have sufficient funds available to conduct the normal operations of the business or to consummate our initial business combination. The Company intends to seek additional working capital from our Sponsor, Cowen Overseas and Joseph Wright for these purposes.

For the period from July 22, 2011 (date of inception) to June 30, 2014, we used cash of $1,389,859 in operating activities, which was largely attributable to a loss from operations of approximately $2,426,871 (exclusive of a non-cash gain from the change in fair value of the warrant liability). During the first six months of 2014, we used cash of $412,337 in operating activities, which was largely attributable to a loss from operations of approximately $1,341,453 (exclusive of a non-cash gain from the change in fair value of the warrant liability).

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

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business or consummating our initial business combination. The Company intends to seek additional working capital from our Sponsor, Cowen Overseas and Joseph Wright for these purposes.

Off-Balance Sheet Arrangements

None.

Contractual obligations

We issued a $246,667 unsecured non-interest bearing promissory note to our Sponsor on February 10, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) the date that is nine (9) months from the date of the note or (ii) the date on which we consummate a business combination. The notes are convertible at the Sponsor’s election upon the consummation of the business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. Funds in the trust account will not be used to repay these notes.

Additionally, we issued a $140,000 unsecured non-interest bearing promissory note to Cowen Overseas, an affiliate of the Sponsor on February 4, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the date of the consummation of a business combination. The notes are convertible at Cowen Overseas’ election upon the consummation of the business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. Funds in the trust account will not be used to repay these notes.

Furthermore, we issued a $13,333 unsecured non-interest bearing promissory note to Joseph Wright, an affiliate of the Sponsor on February 7, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the date of the consummation of a business combination. The notes are convertible at Mr. Wright’s election upon the consummation of the business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. Funds in the trust account will not be used to repay these notes.

We do not have any other long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 payable to the Chart Group L.P., an affiliate of our sponsor, for office space, secretarial and administrative services.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at June 30, 2014, 6,125,558 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at June 30, 2014 ).

Income Tax

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2014, the Company has a deferred tax asset of approximately $571,000 related to net operating loss carry forwards which begin to expire in 2032, and change in fair value of warrant liability. Accordingly, Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2014. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2014. The Company is subject to income tax examinations by major taxing authorities since inception.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 22, 2011 for the purpose of effecting a business combination. We were considered in the development stage at June 30, 2014 and had not yet commenced any operations or generated any revenues. All activity through June 30, 2014 relates to our formation, our initial public offering and the identification and evaluation of prospective candidates for a business combination.   The net proceeds of the initial public offering and the private placement in December 2012 were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less.  Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 17, 2014, except for the addition of the following risk factors:

Completion of the business combination transaction is subject to various conditions.

The consummation of the business combination transaction with Tempus (the “Acquisition”) is subject to the satisfaction of certain conditions, including receipt of the approval of our stockholders of the transaction contemplated in the Equity Transfer and Acquisition Agreement, dated as of July 15, 2014, by and among (i) the Company, (ii) Tempus Group Holdings, LLC, a wholly-owned subsidiary of the Company (the “Buyer”), (iii) Tempus Intermediate Holdings, LLC (“Tempus”), (iv) each of the members of Tempus (the “Members”), (v) Benjamin Scott Terry and John G. Gulbin III (the “Members’ Representative”) (solely for purposes of Section 1.3, 6.3, 6.5, 6.7, and 6.11, 6.20, 6.21 and 8.6 of Articles II, IX, XI and XII) and (vi) Chart Acquisition Group LLC, Mr. Joseph Wright and Cowen Overseas Investment LP (the “Warrant Offerors”) (solely for purposes of Sections 6.14 and 6.15) (the “Purchase Agreement”). Additionally, the consummation of the transaction is subject to Tempus effectuating a corporate reorganization pursuant to a Restructuring Agreement, dated as of July 15, 2014, by and among Tempus and certain of its affiliates (the “Reorganization”).

In addition, the consummation of the Acquisition is subject to the completion of the Warrant Offerors’ offer to purchase up to 3,750,000 warrants (subject to reduction as discussed below for warrants tendered in the Warrant Extension Tender Offer as defined below)) to purchase common stock of the Company at a purchase price of $0.60 per warrant (the “Warrant Tender Offer”). The Warrant Offerors have deposited an aggregate of $2,250,000 with Continental Stock Transfer & Trust Company into a segregated escrow account pursuant to the terms of an escrow agreement (the “Escrow Agreement”), which funds will be used for the purchase of the Company warrants validly tendered in the Warrant Tender Offer and the Warrant Extension Tender Offer.

The Purchase Agreement includes customary termination provisions applicable to Tempus, the Buyer, the Members’ Representative and the Company. Buyer and Tempus can jointly agree to terminate the Purchase Agreement at any time prior to the consummation of the Acquisition, and either party may terminate the Purchase Agreement if the closing has not occurred one hundred twenty days after the delivery to the Company of the audited financial statements of Tempus and its subsidiaries required to be delivered pursuant to the Purchase Agreement (the “Required Financial Statements”). In addition, Tempus will have the right to update its disclosure schedules to reflect certain information obtained in connection with the preparation of the Required Financial Statements. If Tempus exercises its right to update its disclosure schedules, the Buyer will have the right to terminate the Purchase Agreement or, if it does not terminate the Purchase Agreement, either waive or refuse to waive any of the matters disclosed in such update. If the Buyer does not terminate the Purchase Agreement and refuses to waive any of the matters disclosed in such update, Tempus will have the right to terminate the Purchase Agreement.

In the event that by the 90th day following date of the Purchase Agreement, either (i) the Required Financial Statements have not been delivered to the Company or (ii) the Reorganization has not been consummated, Buyer will have the right to terminate the Purchase Agreement.

The consummation of the Acquisition is also contingent upon approval of the stockholders of the Company, to take place at a special meeting, of a proposal (the “Extension Proposal”) to (i) amend the Company’s Amended and Restated Certificate of Incorporation to extend the date before which the Company must complete a business combination from September 13, 2014 (the “Current Termination Date”) to March 13, 2015 (the “Extended Termination Date”) (the “Extension Amendment”) and (ii) amend the trust account established in connection with the Company’s initial public offering to reflect the Extended Termination Date and allow holders of its public shares to redeem their public shares in connection with the Extension Amendment for a pro rata portion of the funds available in the trust account (the “Trust Amendment”). If the Extension Amendment and the Trust Amendment are approved (and not abandoned) the Warrant Offerors will offer to purchase up to 7,500,000 public warrants at $0.30 per warrant in a tender offer to close on or about the Current Termination Date (the “Warrant Extension Tender Offer”).

As a result of these and other conditions (as more fully set forth in the Purchase Agreement), we cannot assure you that the Transaction will be completed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1

Equity Transfer and Acquisition Agreement, dated as of July 15, 2014, by and among (i) The Tempus Group Holdings, LLC, (ii) Tempus Intermediate Holdings, LLC, (iii) the Members, (iv) the Members’ Representative, (v) Chart Acquisition Corp., and (vi) Chart Acquisition Group LLC, Mr. Joseph Wright and Cowen Overseas Investment LP (incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2014).

2.2	Supporting Stockholder Agreement, dated as of July 15, 2014, by and among Tempus Intermediate Holdings, LLC, Benjamin Scott Terry and John G. Gulbin, III, and Chart Acquisition Group, LLC, The Chart Group, L.P., Christopher D. Brady, Joseph Wright and Cowen Overseas Investment LP (incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2014).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHART ACQUISITION CORP.

Dated: August 11, 2014	/s/ Joseph Wright
Joseph Wright Chief Executive Officer (Principal executive officer)

Dated: August 11, 2014	/s/ Michael LaBarbera
Michael LaBarbera Chief Financial Officer (Principal financial and accounting officer)

