Form 10-Q
period 2014-09-30
Chart Acquisition Corp.
filed 2014-11-10
CIK 1527349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

As of November 10, 2014, there were 8,785,309 shares of Company’s common stock issued and outstanding.

CHART ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

CHART ACQUISITION CORP.

(a development stage company)

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash	$469,897	$118,706
Due from Sponsor	660	409
Prepaid Expenses	5,000	87,252
Total Current Assets	475,557	206,367

Non-current Assets:
Cash and Investments Held in Trust Account	65,353,648	75,048,721
Total Assets	$65,829,205	$75,255,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,838,244	$194,115
Due to Affiliate	1,442	1,442
Notes Payable, Sponsor	709,168	-
Notes Payable, Affiliate of Sponsor	440,832	-
Total Current Liabilities	2,989,686	195,557

Deferred Underwriting Fee	2,343,750	2,343,750
Warrant Liability	4,327,015	5,906,250
Total Liabilities	9,660,451	8,445,557

Common stock subject to possible redemption; 5,116,876 and 6,180,953 shares at $10.00 per share at September 30, 2014 and December 31, 2013, respectively	51,168,753	61,809,530

Stockholders' Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value; 29,000,000 shares authorized; 3,668,433 and 3,569,047 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively (excluding 5,116,876 and 6,180,953 shares subject to possible redemption, respectively)	367	357
Additional Paid-in Capital	7,078,919	6,085,062
Deficit Accumulated During Development Stage	(2,079,285)	(1,085,418)
Total Stockholders' Equity	5,000,001	5,000,001
Total Liabilities and Stockholders' Equity	$65,829,205	$75,255,088

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	July 22, 2011 (date of inception) to September 30, 2014
Revenue	$-	$-	$-	$-	$-
Formation and Operating Costs	-	-	-	-	3,996
General and Administrative Expenses	2,585,260	831,401	1,232,291	486,057	3,715,403
Loss from Operations	(2,585,260)	(831,401)	(1,232,291)	(486,057)	(3,719,399)
Other Income (expense):
Interest Income	12,158	37,896	642	10,089	60,879
Change in Fair Value of Warrant Liability	1,579,235	1,417,500	791,735	(393,750)	1,579,235
Net Income (Loss) Attributable to Common Stockholders	$(993,867)	$623,995	$(439,914)	$(869,718)	$(2,079,285)
Weighted Average Number of Common Shares Outstanding, basic and diluted	3,569,411	3,333,263	3,624,920	3,317,957	2,885,525
Basic and Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$(0.28)	$0.19	$(0.12)	$(0.26)	$(0.72)

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 For the Period from July 22, 2011 (date of inception) to September 30, 2014

(unaudited)

	Common Stock		Additional	Deficit Accumulated During	Total
	Shares	Amount $.0001 Par	Paid-in Capital	Developmental Stage	Stockholders' Equity

Sale of common stock issued to Sponsor on August 9, 2011 at $.011594 per share	2,156,250	$216	$24,784	$-	$25,000

Net loss attributable to common stockholders'	-	-	-	(527)	(527)

Balances, December 31, 2011	2,156,250	216	24,784	(527)	24,473

Sale of 7,500,000 units on December 19, 2012, net of underwriters' discount and offering expenses (including 6,289,495 subject to possible redemption)	7,500,000	750	70,025,449	-	70,026,199

Reclassification of shares subject to possible redemption at redemption value on December 19, 2012	(6,289,495)	(629)	(62,894,319)	-	(62,894,948)

Warrant liability recorded on December 19, 2012	-	-	(5,906,250)	-	(5,906,250)

Sale of 375,000 units to Sponsor on December 19, 2012	375,000	37	3,749,963	-	3,750,000

Change in shares subject to possible redemption to 6,283,617 shares at December 31, 2012	5,878	1	58,782	-	58,783

Net loss attributable to common stockholders	-	-	-	(58,256)	(58,256)

Balances, December 31, 2012	3,747,633	$375	$5,058,409	$(58,783)	$5,000,001

Forfeiture of Sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(281,250)	(28)	28	-	-

Change in shares subject to possible redemption to 6,180,953 shares at December 31, 2013	102,664	10	1,026,625	-	1,026,635

Net loss attributable to common stockholders	-	-	-	(1,026,635)	(1,026,635)

Balances, December 31, 2013	3,569,047	$357	$6,085,062	$(1,085,418)	$5,000,001

Redemption of 964,691 shares	(964,691)	(96)	(9,646,814)	-	(9,646,910)

Change in shares subject to possible redemption to 5,116,876 shares at September 30, 2014	1,064,077	106	10,640,671	-	10,640,777

Net loss attributable to common stockholders	-	-	-	(993,867)	(993,867)

Balances, September 30, 2014	3,668,433	$367	$7,078,919	$(2,079,285)	$5,000,001

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	July 22, 2011 (date of inception) to September 30, 2014

Cash Flows from Operating Activities
Net Income (Loss)	$(993,867)	$623,995	$(2,079,285)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Change in Fair Value of Warrant Liability	(1,579,235)	(1,417,500)	(1,579,235)
Change in operating assets and liabilities:
Prepaid Expenses	82,252	(131,872)	(5,000)
Accounts Payable and Accrued Expenses	1,644,129	222,589	1,838,244
Interest – net of interest expense on Trust Account	(11,999)	(37,896)	(60,720)
Interest withdrawn from Trust Account	60,162	-	60,162
Due to Affiliate	-	119	1,442
Due from Sponsor	(251)	-	(660)
Net Cash Used In Operating Activities	(798,809)	(740,565)	(1,825,052)

Cash Flows from Investing Activities
Proceeds Deposited in Trust Account	-	-	(75,000,000)
Net Cash Used in Investing Activities	-	-	(75,000,000)

Cash Flows from Financing Activities
Proceeds from Sale of Common Stock to Sponsor	-	-	25,000
Proceeds from Public Offering	-	-	75,000,000
Proceeds from Issuance of Units to Sponsor	-	-	3,750,000
Proceeds from Note Payable, Affiliate of Sponsor	440,832	-	470,832
Principal Payments on Note Payable, Affiliate of Sponsor	-	-	(30,000)
Proceeds from Note Payable, Sponsor	709,168	-	884,168
Principal Payments on Note Payable, Sponsor	-	-	(175,000)
Payment of Offering Costs	-	(16,920)	(2,630,051)
Cash received into Trust Account for redemption of shares	9,646,910	-	9,646,910
Cash distribution from Trust Account for redemption of shares	(9,646,910)	-	(9,646,910)
Net Cash Provided by (Used in) Financing Activities	1,150,000	(16,920)	77,294,949
Net Increase (Decrease) in Cash	351,191	(757,485)	469,897
Cash at Beginning of the Period	118,706	1,147,464	-
Cash at Ending of the Period	$469,897	$389,979	$469,897

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Cash paid for state franchise tax	$125,397	$3,850	$131,887

Supplemental Disclosure for Non-Cash Financing Activities
Adjustment for warrant liability in connection with the Public Offering	$-	$-	$5,906,250
Deferred Underwriters' Fee	$-	$-	$2,343,750
Accrued Expenses Included in Deferred Offering Costs	$-	$-	$16,920

 The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2014

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

At September 30, 2014, the Company had not commenced any operations. All activity through September 30, 2014 relates to the Company’s formation, initial public offering (“public offering”) described below in Note 4, and search for an initial business combination. See Note 11 for a description of the definitive agreements the Company entered into with Tempus Holdings, LLC (“Tempus”) to complete a business combination.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the public offering, although substantially all of the net proceeds of the public offering are intended to be generally applied toward effecting an initial business combination. Net proceeds of approximately $75,000,000 from the public offering and simultaneous private placements of the placement units (as described below in Note 4 and Note 5, respectively) were originally deposited in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account are invested only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. Except for interest income earned on the trust account balance and released to us for working capital purposes and to pay taxes or dissolution expenses, if any, our amended and restated certificate of incorporation provides that none of the funds held in trust will be released from the trust account, until the earlier of (i) the consummation of our initial business combination; (ii) the expiration or termination of any tender offer conducted by the Company in connection with a proposed business combination not otherwise withdrawn; (iii) the redemption of the Company’s public shares if it is unable to consummate a business combination by September 13, 2014 (which date has been extended to March 13, 2015, as described in the Liquidation and Going Concern section below) subject to applicable law; or (iv) otherwise upon its liquidation or in the event its management resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to September 13, 2014 (which date has been extended to March 13, 2015, as described in the Liquidation and Going Concern section below). The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of the Company’s public stockholders.

On September 5, 2014, the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, the stockholders approved the following items: (i) an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) extending the date by which the Company must consummate its initial business combination from September 13, 2014 to March 13, 2015 (the “Business Combination Deadline Amendment”), (ii) an amendment to the Charter permitting stockholders to redeem their public shares for a pro rata portion of the funds available in the Company’s trust account (the “Trust Account”) and authorizing the Company and Continental Stock Transfer & Trust Company (“Continental”), the trustee of the Trust Account, to disburse such redemption payments (the “Redemption Rights Amendment”) and (iii) an amendment and restatement of the Investment Management Trust Agreement (as amended and restated, the “Trust Agreement”) between the Company and Continental permitting distributions from the Trust Account to those persons holding shares of common stock comprising part of the units sold in the Company’s initial public offering who wish to exercise their redemption rights in connection with the Meeting, and extending the date on which to liquidate the Trust Account in accordance with the Trust Agreement to March 13, 2015 (the “Trust Amendment”). The affirmative vote of holders of at least sixty-five percent of the issued and outstanding shares of the Company was required to approve each of the proposals.

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2014

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS — (continued)

In connection with the Meeting, 964,691 shares were redeemed by the Company at a price of $10.00 per share, for a total redemption amount of $9,646,910. As of September 30, 2014, $65,353,648 was held in the Trust Account after the foregoing redemptions.

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

Liquidation and Going Concern

If the Company does not consummate an initial business combination by March 13, 2015 it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to the Company for working capital purposes, the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining stockholders and board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern.

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2014

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS — (continued)

Liquidation and Going Concern (continued)

As of September 30, 2014, we had a cash balance of $469,897, held outside of our trust account after issuance of $1,150,000 in Notes Payable, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. We believe that we have sufficient funds available to conduct the normal operations of the business. However, we may need to obtain additional financing from our Sponsor, Cowen Overseas and Joseph Wright to consummate our initial business combination with an operating business by March 13, 2015.

2.	BASIS OF PRESENTATION

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2014 and December 31, 2013 and the results of operations for the for the three and nine months ended September 30, 2014 and 2013, and for the period from July 22, 2011 (date of inception) to September 30, 2014 and the cash flow activity for the nine months ended September 30, 2014 and 2013 and for the period from July 22, 2011 (date of inception) to September 30, 2014. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The results of operations for the period ended September 30, 2014 is not necessarily indicative of the results of operations to be expected for a full fiscal year.

During the six months ended June 30, 2014, the Company identified and corrected an error related to the accounting for the Company’s changes in amounts subject to possible redemption for the years ended December 31, 2013 and 2012. This treatment has been consistently applied for the period ended September 30, 2014. The Company determined that its changes in amounts subject to possible redemption should have been accounted for as an adjustment to additional paid-in capital instead of as an adjustment to accumulated deficit. There was no change in previously reported total assets, total liabilities, common stock subject to possible redemption or net loss attributable to common shares for any of the periods. The accompanying condensed financial statements were revised to reflect a balance in accumulated deficit with a corresponding increase of additional paid-in capital as of December 31, 2013 and 2012.  In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were not material to each of the prior reporting periods affected and no amendments of previously filed 10-Q or 10-K reports with the SEC are required. We have reassessed the effect of this error as of September 30, 2014 and believe no further adjustment is required.

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company complies with the reporting requirements of ASC Topic 915, “Development Stage Entities.” At September 30, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through September 30, 2014, relates to the Company’s formation, the public offering and search for an initial business combination. Following the public offering, the Company will not generate any operating revenues until after completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on the designated trust account after the public offering.

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

 CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Income Tax

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At September 30, 2014 and December 31, 2013, the Company has a net deferred tax asset of approximately $728,000 and $378,000, respectively, related to net operating loss carry forwards which begin to expire in 2032, change in fair value of warrant liability, and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2014. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2014.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the accompanying condensed balance sheets.

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

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

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

Redeemable Common Stock

As discussed in Note 1, all of the common shares sold as part of the units in the public offering and still outstanding as of September 30, 2014, contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.

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

 The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at September 30, 2014 and December 31, 2013, public shares of 5,116,876 and 6,180,953, respectively, are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the trust account, less any interest released to the Company for working capital purposes or the payment of taxes (approximately $10.00 at September 30, 2014).

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

For the Period from July 22, 2011 (date of inception) to September 30, 2014

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

For the Period from July 22, 2011 (date of inception) to September 30, 2014

5.	RELATED PARTY TRANSACTIONS — (continued)

Note Payable to Sponsor

The Company issued a $246,667 unsecured non-interest bearing promissory note to our Sponsor on February 10, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note was initially payable on the earlier of (i) the date that is nine (9) months from the date of the note or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at the Sponsor’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

 The Company issued a $215,834 unsecured non-interest bearing promissory note to our Sponsor on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at the Sponsor’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants.

The Company issued a $246,667 unsecured non-interest bearing promissory note to our Sponsor on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination.

Notes Payable to Affiliates

The Company issued a $140,000 unsecured non-interest bearing promissory note to Cowen Overseas, an affiliate of one of our directors, on February 4, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note was initially payable on the date of the consummation of an initial business combination. The notes are convertible at Cowen Overseas’ election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $122,500 unsecured non-interest bearing promissory note to Cowen Overseas on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at Cowen Overseas’ election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants.

The Company issued a $140,000 unsecured non-interest bearing promissory note to Cowen Overseas on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination.

The Company issued a $13,333 unsecured non-interest bearing promissory note to Joseph Wright, our Chairman and Chief Executive Officer, on February 7, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note was initially payable on the date of the consummation of an initial business combination. The notes are convertible at Mr. Wright’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2014

5.	RELATED PARTY TRANSACTIONS — (continued)

Notes Payable to Affiliates (continued)

The Company issued a $11,666 unsecured non-interest bearing promissory note to Mr. Wright on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at Mr. Wright’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants.

The Company issued a $13,333 unsecured non-interest bearing promissory note to Mr. Wright on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination.

Due to Affiliate

As of September 30, 2014 and 2013, the Chart Group L.P., an affiliate of the Sponsor, has paid certain offering, formation and operating costs on behalf of the Company. The total of such costs do not bear interest, and is due on demand. At September 30, 2014 and December 31, 2013, the total amount owed to the Chart Group L.P. is $1,442.

Administrative Services

The Company has agreed to pay the Chart Group L.P., an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. Services commenced on December 14, 2012, the date the securities of the Company were first listed on the Nasdaq Capital Market, and will terminate upon the earlier of the consummation by the Company of an initial business combination and the liquidation of the Company.  For the nine months ended September 30, 2014 and 2013 the Company incurred $90,000, pursuant to this service agreement. At September 30, 2014 and December 31, 2013, the Company has prepaid $5,000 relative to the service agreement.

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

In connection with our initial public offering, our Sponsor, Mr. Wright and Cowen Overseas deposited an aggregate of $2,250,000 with Continental Stock Transfer & Trust Company into a segregated escrow account (representing $0.60 per warrant for up to 3,750,000 warrants). More specifically, the Sponsor deposited $1,387,500, Mr. Wright deposited $75,000 and Cowen Overseas deposited $787,500. The funds held in the escrow account were to be invested only in United States treasuries or in money market funds that invest solely in United States treasuries with a maturity of 180 days or less.

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2014

7.	WARRANT LIABILITY— (continued)

 In August 2014, our Sponsor, Mr. Wright and Cowen Overseas commenced a tender offer to purchase up to 3,750,000 of our issued and outstanding warrants at a purchase price of $0.30 per warrant in connection with the Meeting. A total of 7,700 warrants were validly tendered and not withdrawn in the tender offer. In September 2014 our Sponsor, Mr. Wright and Cowen Overseas accepted for purchase all such warrants for an aggregate purchase price of $2,310.

Management used the quoted price for the valuation of the warrants to determine the warrant liability to be $4,327,015 and $5,906,250 as of September 30, 2014 and December 31, 2013.  This valuation is revised on a quarterly basis until the warrants are exercised or they expire, with the changes in fair value recorded in the condensed statements of operations.

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

Subsequent to the public offering, an amount of $75,000,000 (including $2,343,750 of deferred underwriters’ fee) of the net proceeds of the public offering and private placement, was deposited in a Trust Account and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 have a maturity of 180 days or less until the earlier of (i) the consummation of a business combination, or (ii) liquidation of the Company. In connection with the Meeting, 964,691 shares were redeemed by the Company at a price of $10.00 per share, for a total redemption amount of $9,646,910. As of September 30, 2014, $65,353,648 was held in the Trust Account after the foregoing redemptions.

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2014

8.	INVESTMENT HELD IN TRUST ACCOUNT— (continued)

As of September 30, 2014, investment securities in the Trust Account consist of $65,351,857 in United States money market mutual fund securities and another $1,791 is held as cash. As of December 31, 2013, investment securities in the Trust Account consist of $75,043,861 in United States Treasury Bills and another $4,860 is held as cash. The carrying value, excluding accrued interest income, gross unrealized holding gain (loss) and fair value of held to maturity securities at September 30, 2014 and December 31, 2013 are as follows:

	Carrying Value at September 30, 2014	Gross Unrealized Holding Gain (Loss)	Fair Value at September 30, 2014
Held-to-maturity:
U.S. Treasury money market mutual fund	$65,351,857	$-	$65,351,857

	Carrying Value at December 31, 2013	Gross Unrealized Holding Gain (Loss)	Fair Value at December 31, 2013
Held-to-maturity:
U.S. Treasury Securities	$75,043,861	$1,138	$75,044,999

9.	FAIR VALUE MEASUREMENTS

The Company complies with ASC Topic 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury money market mutual fund held in Trust Account	$65,351,857	$65,351,857	—	—
Liabilities:
Warrant Liability	$4,327,015	—	$4,327,015	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$75,044,999	$75,044,999	—	—
Liabilities:
Warrant Liability	$5,906,250	—	$5,906,250	—

The fair values of the Company's investments held in the Trust Account and warrant liability are determined through market, observable and corroborated sources.

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2014

10.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 29,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share.

As of September 30, 2014 and December 31, 2013, there were 3,668,433 and 3,569,047 shares of common stock outstanding, respectively (excluding 5,116,876 and 6,180,953 shares subject to possible redemption, respectively).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At September 30, 2014 and December 31, 2013, the Company has not issued any shares of preferred stock.

11.	BUSINESS COMBINATION

On July 16, 2014, the Company announced that it signed definitive agreements to complete a business combination transaction with Tempus Intermediate Holdings, LLC ("Tempus").

Pursuant to the definitive agreements, at the closing, a subsidiary of the Company will issue to the equity holders of Tempus equity interests exchangeable for approximately 10 million shares of the Company's common stock and will assume liabilities of Tempus, representing a total purchase price of $140 million, subject to adjustments as defined in the definitive agreements. The cash currently held in the Company's trust account will be used to fund any redemption by the Company’s public stockholders and the payment of transaction fees and expenses. Remaining cash will be used for working capital. For additional information regarding the business combination transaction with Tempus, please see the Current Report on Form 8-K filed by the Company on July 16, 1014.

The Company's board of directors has unanimously approved the Tempus definitive agreements.  Completion of the transaction is subject to approval by the Company’s stockholders and other closing conditions.

On September 5, 2014, the Company held the Meeting at which the stockholders approved the following items: (i) an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) extending the date by which the Company must consummate its initial business combination from September 13, 2014 to March 13, 2015 (the “Business Combination Deadline Amendment”), (ii) an amendment to the Charter permitting stockholders to redeem their public shares for a pro rata portion of the funds available in the Company’s trust account (the “Trust Account”) and authorizing the Company and Continental Stock Transfer & Trust Company (“Continental”), the trustee of the Trust Account, to disburse such redemption payments (the “Redemption Rights Amendment”) and (iii) an amendment and restatement of the Investment Management Trust Agreement (as amended and restated, the “Trust Agreement”) between the Company and Continental permitting distributions from the Trust Account to those persons holding shares of common stock comprising part of the units sold in the Company’s initial public offering who wish to exercise their redemption rights in connection with the Meeting, and extending the date on which to liquidate the Trust Account in accordance with the Trust Agreement to March 13, 2015 (the “Trust Amendment”). The affirmative vote of holders of at least sixty-five percent of the issued and outstanding shares of the Company was required to approve each of the proposals. The number of shares of common stock redeemed in connection with the Meeting was 964,691.

In August 2014, our Sponsor, Mr. Wright and Cowen Overseas commenced a tender offer to purchase up to 3,750,000 of our issued and outstanding warrants at a purchase price of $0.30 per warrant in connection with the Meeting. A total of 7,700 warrants were validly tendered and not withdrawn in the tender offer. In September 2014, our Sponsor, Mr. Wright and Cowen Overseas accepted for purchase all such warrants for an aggregate purchase price of $2,310.

CHART ACQUISITION CORP.

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Period from July 22, 2011 (date of inception) to September 30, 2014

12.	SUBSEQUENT EVENT

On March 4, 2014, we received a written notice from NASDAQ indicating that we were not in compliance with NASDAQ Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the exchange. Subsequently, NASDAQ accepted our plan to regain compliance with such rule and provided us until September 2, 2014 to evidence such compliance. On September 5, 2014, we received a letter from NASDAQ stating that we had failed to evidence compliance with NASDAQ Listing Rule 5550(a)(3) by September 2, 2014, and that, accordingly, NASDAQ has determined to initiate procedures to delist our securities from NASDAQ, unless we appeal such determination on or before September 12, 2014.  We subsequently appealed NASDAQ’s delisting determination, which stayed any delisting actions until the issuance of a decision by a hearings panel. On October 16, 2014, we presented our appeal in front of a hearings panel. On October 23, 2014, NASDAQ advised us that the hearings panel had granted our request for continued listing subject to our completing the business combination with Tempus and achieving compliance with all NASDAQ initial listing requirements, including but not limited to NASDAQ Listing Rule 5550(a)(3), by March 4, 2015.

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

On September 5, 2014, the Company held the Meeting at which the stockholders approved the following items: (i) an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) extending the date by which the Company must consummate its initial business combination from September 13, 2014 to March 13, 2015 (the “Business Combination Deadline Amendment”), (ii) an amendment to the Charter permitting stockholders to redeem their public shares for a pro rata portion of the funds available in the Company’s trust account (the “Trust Account”) and authorizing the Company and Continental Stock Transfer & Trust Company (“Continental”), the trustee of the Trust Account, to disburse such redemption payments (the “Redemption Rights Amendment”) and (iii) an amendment and restatement of the Investment Management Trust Agreement (as amended and restated, the “Trust Agreement”) between the Company and Continental permitting distributions from the Trust Account to those persons holding shares of common stock comprising part of the units sold in the Company’s initial public offering who wish to exercise their redemption rights in connection with the Meeting, and extending the date on which to liquidate the Trust Account in accordance with the Trust Agreement to March 13, 2015 (the “Trust Amendment”). The affirmative vote of holders of at least sixty-five percent of the issued and outstanding shares of the Company was required to approve each of the proposals. The number of shares of common stock redeemed in connection with the Meeting was 964,691.

In August 2014, our Sponsor, Mr. Wright and Cowen Overseas commenced a tender offer to purchase up to 3,750,000 of our issued and outstanding warrants at a purchase price of $0.30 per warrant in connection with the Meeting. A total of 7,700 warrants were validly tendered and not withdrawn in the tender offer. In September 2014, our Sponsor, Mr. Wright and Cowen Overseas accepted for purchase all such warrants for an aggregate purchase price of $2,310.

Results of Operations

For the period from July 22, 2011 (inception) through September 30, 2014 we had a net loss of $2,079,285 including a net loss of $993,867 for the period from January 1, 2014 to September 30, 2014, consisting primarily of interest income and a change in the fair value of the warrant liability offset by general and administrative expenses.

We have neither engaged in any operations nor generated any revenues to date.  All activity through September 30, 2014 relates to our formation, our private placements and offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters.  Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial business combination, at the earliest.  We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities.   We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of September 30, 2014, approximately $65 million was held in the trust account, after the redemption of 964,691 shares. In addition we had cash outside of the trust account of approximately $470,000 (from the proceeds of certain notes) and approximately $1,838,000 in accounts payable and accrued expenses. All interest income on the balance of the trust accounts may be available to us to fund our working capital requirements. Through September 30, 2014, the Company has withdrawn $60,162 in funds from interest earned on the trust proceeds. Other than the deferred underwriting fees, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

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

On September 5, 2014, 964,691 shares of common stock were redeemed at a price of $10.00 per share for a total redemption amount of $9,646,910.

As of September 30, 2014, investment securities in our trust account consisted of $65,351,857 in United States money market mutual fund securities. Out of the proceeds of our offering which remained available outside of the trust account, we obtained officers and directors insurance covering an 18 month period from December 7, 2012 through June 13, 2014 for a cost of $260,000. In June 2014, the Company renewed its officers and directors insurance covering a 3 month period from June 13, 2014 through September 13, 2014 for a cost of $43,700. In September 2014, the Company renewed its officers and directors insurance covering a 6 month period from September 13, 2014 through March 13, 2015 for a cost of $85,950. The invoice was paid in October 2014.

  As of September 30, 2014, we had a cash and cash equivalent balance of $469,897, held outside of our trust account after issuance of $1,150,000 in Notes Payable, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. We believe that we have sufficient funds available to conduct the normal operations of the business. However, we may need to obtain additional financing from our Sponsor, Cowen Overseas and Joseph Wright to consummate our initial business combination with an operating business by March 13, 2015.

For the period from July 22, 2011 (date of inception) to September 30, 2014, we used cash of $1,825,052 in operating activities, which was largely attributable to a loss from operations of approximately $3,658,520 (exclusive of a non-cash gain from the change in fair value of the warrant liability). During the first nine months of 2014, we used cash of $798,809 in operating activities, which was largely attributable to a loss from operations of approximately $2,573,102 (exclusive of a non-cash gain from the change in fair value of the warrant liability).

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

Off-Balance Sheet Arrangements

None.

Contractual obligations

The Company issued a $246,667 unsecured non-interest bearing promissory note to our Sponsor on February 10, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note was initially payable on the earlier of (i) the date that is nine (9) months from the date of the note or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at the Sponsor’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $215,834 unsecured non-interest bearing promissory note to our Sponsor on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at the Sponsor’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants.

The Company issued a $246,667 unsecured non-interest bearing promissory note to our Sponsor on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination.

The Company issued a $140,000 unsecured non-interest bearing promissory note to Cowen Overseas, an affiliate of one of our directors, on February 4, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note was initially payable on the date of the consummation of an initial business combination. The notes are convertible at Cowen Overseas’ election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $122,500 unsecured non-interest bearing promissory note to Cowen Overseas on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at Cowen Overseas’ election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants.

The Company issued a $140,000 unsecured non-interest bearing promissory note to Cowen Overseas on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination.

The Company issued a $13,333 unsecured non-interest bearing promissory note to Joseph Wright, our Chairman and Chief Executive Officer, on February 7, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note was initially payable on the date of the consummation of an initial business combination. The notes are convertible at Mr. Wright’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $11,666 unsecured non-interest bearing promissory note to Mr. Wright on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at Mr. Wright’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants.

The Company issued a $13,333 unsecured non-interest bearing promissory note to Mr. Wright on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination.

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

Redeemable Common Stock

All of the common shares sold as part of the units in the public offering and still outstanding as of September 30, 2014, contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC Topic 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

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

Accordingly, at September 30, 2014, 5,116,876 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at September 30, 2014 ).

Income Tax

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At September 30, 2014 and December 31, 2013, the Company has a net deferred tax asset of approximately $728,000 and $378,000, respectively, related to net operating loss carry forwards which begin to expire in 2032, change in fair value of warrant liability, and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2014. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2014.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on July 22, 2011 for the purpose of effecting a business combination. We were considered in the development stage at September 30, 2014 and had not yet commenced any operations or generated any revenues. All activity through September 30, 2014 relates to our formation, our initial public offering and the identification and evaluation of prospective candidates for a business combination.   The net proceeds of the initial public offering and the private placement in December 2012 were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less.  Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this ReportDisclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

 We have received a delisting notice from NASDAQ and there can be no assurance that our securities will continue to be listed on NASDAQ.

On March 4, 2014, we received a written notice from NASDAQ indicating that we were not in compliance with NASDAQ Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the exchange. Subsequently, NASDAQ accepted our plan to regain compliance with such rule and provided us until September 2, 2014 to evidence such compliance. On September 5, 2014, we received a letter from NASDAQ stating that we had failed to evidence compliance with NASDAQ Listing Rule 5550(a)(3) by September 2, 2014, and that, accordingly, NASDAQ has determined to initiate procedures to delist our securities from NASDAQ, unless we appeal such determination on or before September 12, 2014.  We subsequently appealed NASDAQ’s delisting determination, which stayed any delisting actions until the issuance of a decision by a hearings panel. On October 16, 2014, we presented our appeal in front of a hearings panel. On October 23, 2014, NASDAQ advised us that the hearings panel had granted our request for continued listing subject to our completing the business combination with Tempus and achieving compliance with all NASDAQ initial listing requirements, including but not limited to NASDAQ Listing Rule 5550(a)(3), by March 4, 2015. However, there is no assurance that we will regain compliance with all of NASDAQ’s initial listing requirements by such date. If we do not regain compliance by such date, our securities will likely cease trading on NASDAQ, which may adversely affect the liquidity and trading of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Equity Transfer and Acquisition Agreement, dated as of July 15, 2014, by and among (i) The Tempus Group Holdings, LLC, (ii) Tempus Intermediate Holdings, LLC, (iii) the Members, (iv) the Members’ Representative, (v) Chart Acquisition Corp., and (vi) Chart Acquisition Group LLC, Mr. Joseph Wright and Cowen Overseas Investment LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2014).

2.2	Supporting Stockholder Agreement, dated as of July 15, 2014, by and among Tempus Intermediate Holdings, LLC, Benjamin Scott Terry and John G. Gulbin, III, and Chart Acquisition Group, LLC, The Chart Group, L.P., Christopher D. Brady, Joseph Wright and Cowen Overseas Investment LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2014).

3.1	Amended and Restated Certificate of Incorporation, dated September 5, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2014).

10.1	Amended and Restated Investment Management Trust Agreement, dated September 5, 2014, by and between Chart Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2014).

10.2	Form of Convertible Promissory Note, dated September 9, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2014).

10.3	Form of Promissory Note, dated September 9, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2014).

10.4	Amended and Restated Warrant Agreement, dated September 12, 2014, by and between Continental Stock Transfer & Trust Company and Chart Acquisition Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2014).

10.5	Form of Amended and Restated Letter Agreement, dated September 9, 2014, by and among the Company, certain of the Company’s security holders and the officers and directors of the Company, Deutsche Bank Securities, Inc. and Cowen and Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2014).

10.6	Amended and Restated Escrow Agreement, dated September 12, 2014, by and among Chart Acquisition Group, LLC, Joseph Wright, and Cowen Overseas Investment, Continental Stock Transfer & Trust Company, and Deutsche Bank Securities, Inc. and Cowen and Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2014).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHART ACQUISITION CORP.

Dated: November 10, 2014	/s/ Joseph Wright
Joseph Wright Chief Executive Officer (Principal executive officer)

Dated: November 10, 2014	/s/ Michael LaBarbera
Michael LaBarbera Chief Financial Officer (Principal financial and accounting officer)

