Form 10-K
period 2014-12-31
Chart Acquisition Corp.
filed 2015-03-10
CIK 1527349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-35762

CHART ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-2853218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o The Chart Group, LP 555 5th Avenue, 19th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (212) 350-8205

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.0001 per share	The NASDAQ Capital Market LLC
Warrants to purchase Common Stock	The NASDAQ Capital Market LLC
Units (Common Stock and Warrants)	The NASDAQ Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒   No  ☐

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the Registrant’s common stock on June 30, 2014, as reported on the NASDAQ Capital Market, was $65,287,736. As of March 9, 2015, there were 8,785,309 shares of common stock, par value $.0001 per share, of the Registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with Tempus Applied Solutions LLC or another entity;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●

failure to regain compliance with NASDAQ’s continuing listing requirements or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

Unless otherwise provided in this Report, references to “the Company,” “Chart”, “the Registrant,” “we,” “us” and “our” refer to Chart Acquisition Corp.

PART I

Item 1.   Business

Business Strategy

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We seek to capitalize on the global network and investing and operating experience of our management team to identify, acquire and operate one or more businesses focused on the provision and/or outsourcing of government services operating within or outside of North America, although we may pursue acquisition opportunities in other business sectors or geographic regions. We believe that the acquisition and operation of a business focused on the provision and/or outsourcing of government services can provide a foundation from which to build, through acquisition or organic growth, a diversified business platform.

We have recently entered into an agreement and plan of merger with such a business, and we are in the process of preparing documentation with which to present our proposed business combination with that business to our stockholders, who must approve the proposed business combination. On January 5, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tempus Applied Solutions, LLC, a Delaware limited liability company (“Tempus”) and other related parties, as described in further detail below. Hereafter, we may refer to all the transactions contemplated by the Merger Agreement as the “Business Combination.” The consummation of the Business Combination is subject to other conditions, and there can be no assurance that the Business Combination will be consummated. For additional information regarding the Merger Agreement and Tempus, see “—Merger Agreement with Tempus Applied Solutions, LLC”, below. See also the Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission (the “SEC”) on January 9, 2015 to register the securities to be issued to Chart’s security holders upon the consummation of the Business Combination, which includes a preliminary prospectus relating to the new shares and warrants and a preliminary proxy statement to be sent to Chart security holders in connection with their consideration of the Business Combination (the “Form S-4”). The Form S-4 is publicly available on the SEC’s website, www.sec.gov, by searching for filings made by Tempus Applied Solutions Holding, Inc., which will be the surviving public company in which Chart security holders and others will own securities upon the consummation of the Business Combination.

We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire to satisfy the increased demand for the provision and/or outsourcing of government services because of the experience of our management team in the government sector. However, our management team’s global network and investing and operating experience is not a guarantee of a successful business combination. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue their respective roles, or any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed. For a description of the roles our management team would be expected to fill following the Business Combination, if it is consummated, see the section entitled “Management of Tempus Holdings after the Business Combination” in the Form S-4. Although we may acquire a non-United States business, our primary search for acquisition targets will focus on domestic operating businesses.

We anticipate structuring a business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target with the objective of making sure that we are not required to register as an investment company under the Investment Company Act, based on the fact that less than 40% of our assets will be defined as investment securities under the provisions of that statute. We will not consider any transaction that does not meet these criteria. Even though we will own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. The NASDAQ rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria. However, if our securities are not listed on NASDAQ or another securities exchange, we will no longer be required to consummate a business combination with a target whose fair market value equals to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on the income earned on the trust account). For a description of the proposed structure of the Business Combination, see “—Merger Agreement with Tempus Applied Solutions, LLC,” below, and the Form S-4.

Our management team intends to focus on increasing stockholder value by growing revenue (through organic growth and acquisitions) and improving the efficiency of business operations. Consistent with this strategy, we believe the following general criteria and guidelines are important in evaluating prospective target businesses. We have used these criteria and guidelines to evaluate the Business Combination and we will use these criteria and guidelines in evaluating other acquisition opportunities, if the Business Combination is not consummated and we evaluate other prospective target businesses. In all events, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

●	Opportunities for Platform Growth: We will seek to acquire one or more businesses or assets that we can grow both organically and through acquisitions. Particularly in regard to the provision and/or outsourcing of government services, we may initially consider those sectors that complement our management team’s background, such as information technology and analysis, communications, equipment manufacturing and assembling, advanced materials, electronic components, and imaging and sensors.

●	History of and Potential for Strong Free Cash Flow Generation: We will seek to acquire one or more businesses that have the potential to generate strong free cash flow (i.e. companies that typically generate cash in excess of that required to maintain or expand the business’s asset base). We will focus on one or more businesses that have recurring revenue streams and low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

●	Established Companies with Proven Track Records: We will seek to acquire established companies particularly those focused on industries connected to the provision and/or outsourcing of government services industries with sound historical financial performance. We will typically focus on companies with a history of strong operating and financial results, but we may also acquire start-up companies.

●	Experienced and Motivated Management Teams: We will seek to acquire businesses that have strong, experienced management teams with a substantial personal economic stake in the performance of the acquired business. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We expect that the operating expertise of our officers and directors will complement, not replace the target’s management team.

●	Strong Competitive Industry Position: We will seek to acquire businesses focused on the provision and/or outsourcing of government services industries that have strong fundamentals although we may acquire businesses in other industries. The factors we will consider include growth prospects, competitive dynamics, level of consolidation, need for capital investment and barriers to entry. We will focus on companies that have a leading or niche market position. We will analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on product quality, customer loyalty, cost impediments associated with customers switching to competitors, intellectual property protection and brand positioning. We will seek to acquire one or more businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

In applying the foregoing criteria and guidelines to the Business Combination, we found them generally to be met, with the exception that the business combination target is a newly formed enterprise, headed by a founder who has significant experience and has had significant historical success in the intended line of business, although he has recently been constrained from operating in that business by a three-year non-competition agreement that expired in 2014. In considering all of the potential benefits, costs and risks of entering into the Business Combination, Chart has taken into account, among other things, the extent to which the transaction does, and does not, fit with the foregoing criteria and guidelines, and has concluded that the transaction is a compelling one that it will recommend to its stockholders. See the Form S-4.

Business Combination

Merger Agreement with Tempus Applied Solutions, LLC

On January 5, 2015, we entered into the Merger Agreement with Tempus; the current holders of Tempus’ membership interests named therein (the “Sellers”); Benjamin Scott Terry and John G. Gulbin III (together, in their capacity under the Merger Agreement as the representative of the Sellers for the purposes set forth in the Merger Agreement, the “Members’ Representative”); Tempus Applied Solutions Holdings, Inc., our newly formed and wholly owned subsidiary which will be the holding company for Tempus and Chart following the consummation of the Business Combination (as defined below) (“Tempus Holdings”); Chart Merger Sub Inc., a newly formed wholly owned subsidiary of Tempus Holdings (“Chart Merger Sub”); TAS Merger Sub LLC, a newly formed wholly owned subsidiary of Tempus Holdings (“Tempus Merger Sub”); Chart Acquisition Group LLC (in its capacity under the Merger Agreement as the representative of the equity holders of Chart and Tempus Holdings (other than the Sellers and their successors and assigns) in accordance with the terms of the Merger Agreement, the “Chart Representative”); and, for the limited purposes set forth therein, Chart Acquisition Group LLC (the “Sponsor”), Joseph Wright and Cowen (together, the “Warrant Offerors”). For purposes of this Report, “Cowen” means, as applicable, Cowen Investments LLC, a Delaware limited liability company, or Cowen Overseas Investment LP, a Cayman Island limited partnership, each of which is an affiliate of Cowen and Company, LLC, one of the representatives of the underwriters of Chart’s initial public offering, or their respective affiliates. Cowen Investments LLC is the assignee of the shares of Chart common stock and Chart warrants owed by Cowen Overseas Investment LP.

Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, (i) Chart Merger Sub will merge with and into Chart, with Chart being the surviving entity and a wholly owned subsidiary of Tempus Holdings (such merger, the “Chart Merger”), (ii) Tempus Merger Sub will merge with and into Tempus, with Tempus being the surviving entity and a wholly owned subsidiary of Tempus Holdings (such merger, the “Tempus Merger”) and (iii) Tempus Holdings will become a publicly traded company. The Chart Merger and the Tempus Merger (together, the “Mergers”) will occur simultaneously with each other upon the consummation of the Business Combination.

In the Chart Merger, the outstanding equity securities of Chart would be cancelled and the holders of outstanding shares of Chart common stock and warrants will receive substantially identical securities of Tempus Holdings. In the Tempus Merger, the outstanding membership interests of Tempus would be cancelled in exchange for the right of the Sellers to receive as the aggregate merger consideration 5,250,000 shares of Tempus Holdings common stock, subject to certain adjustments, plus an additional right to receive potentially up to 4,750,000 shares of Tempus Holdings common stock as an earn-out if certain financial milestones are achieved.

As a result of the consummation of the Business Combination, each of Chart Merger Sub and Tempus Merger Sub would cease to exist, Chart and Tempus would become wholly-owned subsidiaries of Tempus Holdings, and the equity holders of Chart and Tempus would become the stockholders of Tempus Holdings. In addition, the consummation of the Business Combination is subject to the completion of the Warrant Offerors’ offer to purchase up to 3,746,150 warrants to purchase common stock of Chart at a purchase price of $0.60 per warrant (the “Warrant Tender Offer”). Chart will provide its stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes, upon the consummation of the Business Combination.

The Merger Agreement and related agreements are further described in the Current Report on Form 8-K filed by Chart on January 7, 2015, which is publicly available on the SEC’s website, www.sec.gov, by searching for filings made by Chart Acquisition Corp. For additional information regarding the Merger Agreement and the Business Combination, see the Form S-4. This Report does not assume the closing of the Business Combination.

Merger Consideration

As consideration in the pending Chart Merger, each Chart stockholder would receive one share of Tempus Holdings common stock for each share of Chart common stock owned by such stockholder, and each Chart warrantholder would receive a warrant to purchase one share of Tempus Holdings common stock for each warrant to acquire one share of Chart common stock owned by such warrantholder (with the terms of such Tempus Holdings warrant otherwise being substantially identical to such Chart warrant).

As consideration in the pending Tempus Merger, at the closing, the Sellers would receive in the aggregate 5,250,000 shares of Tempus Holdings common stock, subject to an upward or downward dollar-for-dollar merger consideration adjustment deliverable in shares of Tempus Holdings common stock at the closing (with each share of Tempus Holdings common stock valued at $10.00 per share) to the extent that Tempus’ estimated working capital and/or debt as of the closing varies from certain targets specified in the Merger Agreement. After the closing, the merger consideration would be subject to a further upward or downward dollar-for-dollar adjustment payable in shares of Tempus Holdings common stock (with each share of Tempus Holdings common stock valued at $10.00 per share) to the extent that Tempus’ actual working capital and/or debt varies from the amounts estimated at the closing, with such actual amounts determined by the Chart Representative, subject to a dispute resolution process in the event that the Members’ Representative disputes such calculation. Additionally, the Sellers would have the right, subject to the terms and conditions of the Merger Agreement, to receive the Earn-Out Shares, as more fully described below, if they meet the performance targets set forth in the Merger Agreement. The aggregate merger consideration payable to the Sellers, including any Earn-out Shares would be paid pro rata to each Seller based on their membership interests in Tempus.

Earn-out Provisions

In addition to the 5,250,000 shares of Tempus Holdings common stock deliverable by Tempus Holdings to the Sellers at the Closing (as adjusted for Tempus working capital and debt), the Sellers would have the right to receive an additional 2,000,000 Earn-out Shares if the trailing twelve month consolidated EBITDA, as adjusted to account for normal operations, of Tempus Holdings and its subsidiaries exceeds $17,500,000 for any two consecutive fiscal quarters during the period from January 1, 2015 through June 30, 2016. The Sellers would further have the right to receive an additional 2,750,000 Earn-out Shares if the trailing twelve month consolidated EBITDA, as adjusted to account for normal operations, of Tempus Holdings and its subsidiaries exceeds $22,500,000 for any two consecutive fiscal quarters during the period from January 1, 2015 through June 30, 2016.

The calculation of the trailing twelve month consolidated EBITDA, as adjusted to account for normal operations, of Tempus Holdings and its subsidiaries will be done each fiscal quarter by the Chart Representative after Tempus Holdings’ preparation and delivery to its board of directors of its consolidated financial statements for such fiscal quarter, subject to a dispute resolution process in the event that the Members’ Representative disputes such calculation, and any Earn-out Shares that are finally determined to be earned by the Sellers will be delivered by Tempus Holdings within 60 days after final determination that they were so earned.

The Earn-out Shares would be subject to lock-up (in addition to any lock-up restrictions set forth in the Registration Rights Agreement, as more fully described below) for the longer of 12 months from the date of the Merger Agreement and six months from the date of issuance, subject to earlier release in the event of a liquidation, merger, stock exchange or similar transaction involving Tempus Holdings. Additionally, during such lock-up period, the Earn-out Shares would be subject to claw-back by Tempus Holdings in the event that after the Earn-out Shares are issued, it is determined that there was a financial statement error, contract adjustment or other mistake or adjustment, and as a result of which, the Earn-out Shares should have not been paid.

Conditions to Closing of the Business Combination

The obligations of the parties to consummate the pending Business Combination are subject to the fulfillment (or waiver) of customary closing conditions of the respective parties. In addition, each parties’ obligations to consummate the Business Combination would be subject to the fulfillment (or waiver) of other closing conditions, including: (a) completion of the tender offer by the Warrant Offerors to purchase up to 3,746,150 Chart warrants at a purchase price of $0.60 per warrant (the “Warrant Tender Offer”); (b) the receipt of the requisite approval from Chart stockholders of the Merger Agreement and the transactions contemplated thereby and of the Tempus Applied Solutions Holdings, Inc. 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”); (c) a registration statement on Form S-4 registering the shares to be issued to Chart’s stockholders pursuant to the Merger Agreement shall have become effective; (d) the members of the board of directors of Tempus Holdings as specified in the Merger Agreement shall have been appointed to the board of directors of Tempus Holdings; and (e) Chart shall not have redeemed its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Additionally, the obligations of the Chart Parties to consummate the Business Combination would be subject to the fulfillment (or waiver) of other closing conditions, including, among others: (i) the combined assets and liabilities of Chart and Tempus as of the Closing (but giving effect to the Closing, including any redemptions of Chart’s public shares), are such that on a combined basis, there would be net tangible assets (stockholders’ equity) of at least $5,000,001, plus an additional amount of unrestricted cash and cash equivalents sufficient to pay for any accrued expenses of Chart, Tempus and their respective subsidiaries through the Closing and to provide Tempus Holdings and its subsidiaries (including Tempus) with sufficient working capital as of the Closing to enable them to pay for expenses required under contracts entered into by Chart, Tempus or the respective subsidiaries at or prior to the Closing, as they come due; and (ii) Tempus shall have entered into one or more contracts providing for at least $100 million of revenues payable to Tempus within 12 months after the date of the Closing. Additionally, the obligations of Tempus and the Sellers to consummate the Business Combination are subject to the fulfillment (or waiver) of the closing condition that Tempus Holdings shall have filed with the Secretary of State of the State of Delaware an amendment and restatement of its certificate of incorporation in the form attached to the Merger Agreement.

Termination of the Merger Agreement

The Merger Agreement may also be terminated under certain customary and limited circumstances at any time prior to the Closing. In addition, the Merger Agreement may be terminated under other circumstances at any time prior to the Closing, including, among others: (i) by either the Members’ Representative or Chart if the Closing has not occurred on or before March 13, 2015 (unless Chart receives the approval of its stockholders to extend the deadline for Chart to consummate Chart’s initial business combination, in which case the March 13, 2015 date would be extended to the earlier of (x) such extended date or (y) 180 days after the date of Merger Agreement), so long as there is no breach by such terminating party (or its related parties) that caused the Closing not to have occurred; (ii) by either the Members’ Representative or Chart if the special meeting of Chart’s stockholders shall have occurred and Chart’s stockholders shall not have approved the Merger Agreement and the transactions contemplated thereby and the Incentive Plan; or (iii) by either the Members’ Representative or Chart if at the conclusion of a special meeting of Chart’s stockholder called to approve an amendment to Chart’s existing charter to extend the deadline for Chart to consummate its initial business combination beyond March 13, 2015, such deadline extension is not approved.

If the Merger Agreement is terminated, all further obligations of the parties under the Merger Agreement (except for certain obligations related to confidentiality, public announcements and general provisions) would terminate, and no party to the Merger Agreement would have any further liability to any other party thereto except for liability for fraud or for willful breach of the Merger Agreement. There are no termination fees in connection with the termination of the Merger Agreement.

No Assurance as to Consummation of the Business Combination

The Business Combination is subject to the approval of our stockholders and the other conditions described above. There can be no assurance that the Business Combination will be consummated.

Related Agreements

Supporting Stockholder Agreement

In connection with the Merger Agreement, the Sponsor, Christopher D. Brady, Mr. Wright and Cowen (collectively, the “Chart Stockholders”) entered into a supporting stockholder agreement (the “Supporting Stockholder Agreement”) with Tempus and the Members’ Representative. Pursuant to the Supporting Stockholder Agreement, the Chart Stockholders (solely in their capacity as stockholders, and not in any capacity as an officer or director) have agreed, among other things, from the signing date until the termination of the Supporting Stockholder Agreement (the “Voting Period”), to vote all of the shares of Chart common stock held by them (currently 1,766,250 shares of Chart common stock, representing as of the date hereof approximately 20.1% of the voting power of Chart in the aggregate) (a) in favor of (i) the adoption of the Merger Agreement and approval of the Mergers and the other transactions contemplated by the Merger Agreement, (ii) the adoption of the Incentive Plan and (iii) any amendment to Chart’s existing charter and trust agreements to extend the deadline for Chart to consummate its initial business combination, if needed, and (b) against alternative proposals, agreements or transactions to the Business Combination (except as permitted by the Merger Agreement). The Chart Stockholders also agreed during the Voting Period not to submit their shares of Chart common stock to be redeemed by Chart or to otherwise cause such shares to be repurchased or redeemed. The Supporting Stockholder Agreement will automatically terminate upon the first to occur of (i) the mutual written consent of the parties thereto, (ii) the closing of the Business Combination, or (iii) the termination of the Merger Agreement in accordance with its terms.

Registration Rights Agreement

As a condition to the Closing, Tempus Holdings has agreed to enter into a registration rights agreement (the “Registration Rights Agreement”) with the Sellers, pursuant to which Tempus Holdings will grant certain registration rights to the Sellers with respect to the shares of Tempus Holdings common stock to be issued to the Sellers (including any shares issued pursuant to the merger consideration adjustments under the Merger Agreement and the Earn-out Shares). Under the Registration Rights Agreement, the Sellers will have certain customary demand and piggy-back registration rights, subject to certain underwriter cutbacks and issuer blackout periods. Under the Registration Rights Agreement, Tempus Holdings will generally pay for the registration expenses (excluding underwriting discounts and commissions), and each party will have customary indemnification obligations to the other parties.

Under the Registration Rights Agreement, each of the Sellers will agree to a lock-up of their shares of Tempus Holdings common stock issued in connection with the Merger Agreement (including any shares issued pursuant to the merger consideration adjustments under the Merger Agreement and the Earn-out Shares) for a period of one year after the Closing, subject to an earlier release (i) if the price of Tempus Holdings common stock equals or exceeds $12.00 per share for any 20 trading days in any 30-trading day period commencing at least 150 days after the Closing or (ii) in the event of a liquidation, merger, stock exchange or similar transaction involving Tempus Holdings. Additionally, the Sellers will agree to a holdback of 180 days in connection with any public offering, and if requested by Tempus Holdings, the Sellers will agree to any holdback agreements that are required by the managing underwriters in any public offering.

Special Meeting of Stockholders

On February 17, 2015, the Company filed a definitive proxy statement with the SEC announcing a special meeting for the purpose of considering and voting upon two proposals to amend the Company’s amended and restated certificate of incorporation to: (i) extend the date before which the Company must complete a business combination from March 13, 2015 (the “Current Termination Date”) to June 13, 2015 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a business combination would similarly be extended; and (ii) allow holders of the Company’s public shares to redeem their public shares for a pro rata portion of the funds available in the trust account established in connection with the Company’s initial public offering, and authorize the Company and the trustee to disburse such redemption payments (the “Extension Amendment”); and a proposal to amend and restate the Company’s amended and restated investment management trust agreement, dated December 13, 2012 by and between the Company and the trustee to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with such amendments; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a business combination from the Current Termination Date to the Extended Termination Date (the “Trust Amendment”). The purpose of the proposals is to allow the Company more time to complete the Business Combination. The proposals are subject to the approval of our stockholders and there can be no assurances that our stockholders will approve the proposals. This Report does not assume the approval of the Extension Amendment and the Trust Amendment by our stockholders.

On February 11, 2015, in connection with the Extension Amendment and the Trust Amendment, the Sponsor, Mr. Wright and Cowen commenced a tender offer to purchase up to 7,492,300 of the Company’s outstanding warrants at a price of $0.30 per warrant.

Other Significant Activities Since Inception

A registration statement for our initial public offering (“IPO”) was declared effective on December 13, 2012. On December 19, 2012, the Company sold 7,500,000 units (“units”) in the IPO at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $.0001 par value per share (“common stock”) and one common stock purchase warrant (“warrant”). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $11.50 commencing the later of 30 days following the completion of an initial business combination or December 19, 2013 (one year from the closing date of our IPO), and expiring five years from the date of our initial business combination, or earlier upon redemption or liquidation. On December 19, 2012, the Company received gross proceeds of approximately $78,750,000 (which includes proceeds from the private placement of units consummated simultaneously with the closing of the IPO, as described below) before deducting deferred underwriting compensation of $2.34 million.

Simultaneously with the closing of the IPO on December 19, 2012, our Sponsor purchased 231,250 placement units, Mr. Wright, our Chairman and Chief Executive Officer, purchased 12,500 placements units and Cowen purchased 131,250 placement units. Each placement unit sold in the private placement consists of one share of common stock and one warrant to purchase one share of common stock with an exercise price of $11.50, at a price of $10.00 per unit (a total of $3,750,000). These placement units and their component securities are subject to lock-up provisions. The placement warrants are non-redeemable so long as they are held by the initial holders or their permitted transferees. The placement warrants may also be exercised by the initial holders, or their permitted transferees, whenever exercisable, for cash or on a cashless basis. In addition, the placement warrants which form a part of the placement units issued to Cowen, so long as they are held by Cowen or any of its related persons under FINRA rules, will expire five years from the December 13, 2012, or earlier upon our liquidation, instead of five years from the consummation of our initial business combination, or earlier upon our liquidation. Other than as stated above, the placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units at our IPO.

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

On December 14, 2012, our units commenced trading on NASDAQ under the symbol “CACGU.” Holders of our units were able to separately trade the common stock and warrants included in such units commencing on February 4, 2013 and the trading in the units has continued under the symbol CACGU. As of March 5, 2015, NASDAQ has suspended trading in our securities and is in the process of delisting those securities from the NASDAQ Capital Market. We intend to appeal NASDAQ’s delisting determination. In the meantime, our securities trade on the OTCQB Marketplace.

We will provide our stockholders with the opportunity to redeem their shares of common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes or the payment of taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. On September 5, 2014, a special meeting of Chart stockholders was held to approve, among other matters, an amendment to our existing charter extending the date by which we must consummate our initial business combination from September 13, 2014 to March 13, 2015. In connection with the meeting, 964,691 shares of common stock were redeemed at a price of $10.00 per share for a total redemption amount of $9,646,910.

On February 17, 2015, the Company filed a definitive proxy statement with the SEC announcing a special meeting for the purpose of considering and voting upon two proposals to amend the Company’s amended and restated certificate of incorporation to: (i) extend the date before which the Company must complete a business combination from March 13, 2015 (the “Current Termination Date”) to June 13, 2015 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a business combination would similarly be extended; and (ii) allow holders of the Company’s public shares to redeem their public shares for a pro rata portion of the funds available in the trust account established in connection with the Company’s initial public offering, and authorize the Company and the trustee to disburse such redemption payments (the “Extension Amendment”); and a proposal to amend and restate the Company’s amended and restated investment management trust agreement, dated December 13, 2012 by and between the Company and the trustee to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with such amendments; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a business combination from the Current Termination Date to the Extended Termination Date (the “Trust Amendment”). The purpose of the proposals is to allow the Company more time to complete the Business Combination. The proposals are subject to the approval of our stockholders and there can be no assurances that our stockholders will approve the proposals. In the event the Extension Amendment and Trust Amendment are approved by our stockholders (and not abandoned), the date by which we must consummate our initial business combination will be extended from March 13, 2015 to June 13, 2015.

There will be no redemption rights upon the consummation of our initial business combination with respect to our warrants. However, our Sponsor, Mr. Wright and Cowen have agreed to offer to purchase, collectively, up to 3,750,000 warrants at $0.60 per warrant in a proposed tender offer to be commenced in connection with our initial business combination, as described above. In August 2014, our Sponsor, Mr. Wright and Cowen commenced a tender offer (the “Initial Warrant Tender Offer”) to purchase up to 7,500,000 of Chart’s issued and outstanding warrants at a purchase price of $0.30 per warrant in connection with the special meeting of Chart’s stockholders. A total of 7,700 warrants were validly tendered and not withdrawn in the Initial Warrant Tender Offer. In September 2014, our Sponsor, Mr. Wright and Cowen accepted for purchase all such warrants for an aggregate purchase price of $2,310. Our Sponsor, Mr. Wright, and Cowen, intend to commence the Warrant Tender Offer to purchase, collectively, up to 3,746,150 warrants at $0.60 per warrant (subject to proration), which will be consummated, if at all, upon the consummation of the Business Combination.

Our initial stockholders, which includes our Sponsor, officers and directors, and certain of their affiliates that hold founder shares and placement units, have agreed to waive their redemption rights with respect to any public shares they may acquire following the IPO, in connection with a tender offer or stockholder vote. Each of our initial stockholders and Cowen (as applicable) has agreed to waive its redemption rights with respect to the founder shares and placement shares (i) in connection with the consummation of a business combination, (ii) if we fail to consummate an initial business combination by March 13, 2015, (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to March 13, 2015. In the event the Extension Amendment and Trust Amendment are approved by our stockholders (and not abandoned), the date by which we must consummate our initial business combination will be extended from March 13, 2015 to June 13, 2015.

Effecting a Business Combination

The section below discusses factors relevant to Chart effecting of any business combination. This general discussion may not apply in all respects in the context of the pending Business Combination. For more specific information concerning the pending Business Combination, see “—Business Strategy,” and see the Form S-4. There can be no assurance that the pending Business Combination will be consummated.

General

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We will seek to acquire established companies that have demonstrated sound historical financial performance, but we may also acquire start-up companies. In the event we did acquire such a company, we would be subject to the numerous risks inherent in such companies and business, which we would disclose in the tender offer or proxy materials. For a discussion of the application of the foregoing criteria to the Business Combination, see “—Business Strategy.”

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders, officers and directors. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with our initial stockholders, or an affiliate of our initial stockholders, in the pursuit of an initial business combination. In the event we seek to complete an initial business combination with such a company or we partner with an initial stockholder or an affiliate of an initial stockholder in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA that such an initial business combination is fair to our stockholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Selection of a Target Business and Structuring of our Initial Business Combination

Subject to the NASDAQ requirement that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations (neither of which descriptions applies to Tempus, the target in the Business Combination, which was founded with approximately $1.5 million of equity capital by an executive with substantial experience in the specialized aircraft modification business, and which has been negotiating for contracts with potential value in excess of $240 million over three years). However, if our securities are not listed on NASDAQ or another securities exchange, we will no longer be required to consummate a business combination with a target whose fair market value equals to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on the income earned on the trust account). In any case, we will consummate our initial business combination only if we (or any entity that is a successor to us in a business combination) will acquire a majority of the outstanding voting securities or assets of the target with the objective of making sure that we are not required to register as an investment company under the Investment Company Act based on the fact that less than 40% of our assets will be defined as investment securities under the provisions of that statute. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete a business combination. We will seek to acquire established companies that have demonstrated sound historical financial performance, but we may also acquire start-up companies. For a discussion of the application of the foregoing criteria to the Business Combination, see “—Business Strategy.” To the extent we effect a business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate Target’s Management Team

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

Stockholders May Not Have the Ability to Approve a Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. Therefore we may not seek stockholder approval before we effect our initial business combination as not all business combinations require stockholder approval under applicable state law.

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

As a consequence of any such purchases by us:

●	the funds in our trust account that are so used will not be available to us after the business combination;

●	the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the continued listing of our securities on NASDAQ or another national securities exchange in connection with our initial business combination;

●	because the stockholders who sell their shares in a privately negotiated transaction may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the deferred underwriting commissions or franchise or income taxes payable, our remaining stockholders may bear the entire payment of such deferred commissions and franchise or income taxes payable. That is, if we seek stockholder approval of our initial business combination, the redemption price per share payable to public stockholders who elect to have their shares redeemed will be reduced by a larger percentage of the franchise or income taxes payable than it would have been in the absence of such privately negotiated transactions, and stockholders who do not elect to have their shares redeemed and remain our stockholders after the business combination will bear the economic burden of the deferred commissions and franchise or income taxes payable because such amounts will be payable by us; and

●	the payment of any premium would result in a reduction in book value per share for the remaining stockholders compared to the value received by stockholders that have their shares purchased by us at a premium.

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

Redemption Rights for Public Stockholders upon Consummation of Our Initial Business Combination

We will provide our stockholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes or the payment of taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. Our initial stockholders and Cowen (as applicable) have each agreed with respect to the founder shares and the placement shares held by them to waive their respective redemption rights in connection with the consummation of our initial business combination.

Manner of Conducting Redemptions

Unlike many blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even if not required by law or NASDAQ, if a stockholder vote is not required by law or NASDAQ and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of the proposed business combination, and

●	file tender offer documents with the SEC prior to consummating our initial business combination that will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or NASDAQ, or we decide to obtain stockholder approval for business or other reasons, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

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

Proposed Warrant Tender Offer

Our Sponsor, Mr. Wright, and Cowen have collectively committed to offer to purchase up to 3,750,000 of our issued and outstanding warrants at a purchase price of $0.60 per warrant in a proposed tender offer that would commence after our announcement of our initial business combination and expire upon the consummation of such initial business combination. The proposed purchase price of $0.60 was determined by our Sponsor, Mr. Wright and Cowen in consultation with the representatives of the underwriters of our initial public offering and based on these entities’ knowledge of the securities markets.

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

At the time of the proposed tender offer, each of our Sponsor, Mr. Wright, and Cowen will also hold placement warrants, and has agreed not to tender such placement warrants in the proposed tender offer. Through the warrant tender offer, our Sponsor, Mr. Wright, and Cowen will effectively offer to purchase up to 50% (after giving effect to the 7,700 warrants tendered in the Initial Warrant Tender Offer) of the warrants sold as part of the units in our initial public offering. If the warrant tender offer is consummated, the public stockholders will suffer no dilutive effect as the overall number of outstanding warrants will remain unchanged. However, the relative voting power of our Sponsor, Mr. Wright and Cowen with respect to the public stockholders on a fully diluted basis will increase based on their greater shareholding on an “as exercised” basis.

The warrant tender offer will not be conditioned upon any minimum number of warrants being tendered, but will only close upon, and simultaneously with, the consummation of our business combination. In the event the aggregate number of public warrants validly tendered by the public warrant holders exceeds 3,750,000 (including the 7,700 warrants tendered in the Initial Warrant Tender Offer), each validly submitted offer to sell will be reduced on a pro rata basis in accordance with the terms of the offer to purchase that will be provided to the public warrant holders in connection with the warrant tender offer. For example, if 5,000,000 public warrants were tendered, since only 3,750,000 (including the 7,700 warrants tendered in the Initial Warrant Tender Offer) (75%) of the public warrants will be purchased by the warrant tender purchasers, the number of warrants purchased from each public warrant holder will be reduced on a pro rata basis such that only 75% of the validly tendered public warrants will be purchased. Any warrants not purchased by the warrant tender purchasers would be returned to the respective public warrant holders. These public warrants would still be exercisable for common stock of the company following our initial business combination and would still be tradable in the public market.

In August 2014, our Sponsor, Mr. Wright and Cowen commenced the Initial Tender Offer to purchase up to 7,500,000 of Chart’s issued and outstanding warrants at a purchase price of $0.30 per warrant in connection with a special meeting of Chart’s stockholders to approve, among other matters, an amendment to Chart’s existing charter extending the date by which Chart must consummate its initial business combination from September 13, 2014 to March 13, 2015. A total of 7,700 warrants were validly tendered and not withdrawn in the Initial Tender Offer. In September 2014, our Sponsor, Mr. Wright and Cowen accepted for purchase all such warrants for an aggregate purchase price of $2,310.

If we are unable to consummate our business combination within the allotted time, holders of our outstanding public warrants will receive a pro-rata portion of the proceeds on deposit in this escrow account as promptly as reasonably possible but no more than five business days thereafter, after which time such warrants will expire worthless.

Interest earned on the amount deposited in the escrow account, if any, will be paid to our Sponsor, Mr. Wright and Cowen in accordance with the terms of the escrow agreement.

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

If our initial proposed business combination is not consummated, we may continue to try to consummate a business combination with a different target until March 13, 2015. In the event the Extension Amendment and Trust Amendment are approved by our stockholders (and not abandoned), the date by which we must consummate our initial business combination will be extended from March 13, 2015 to June 13, 2015.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our initial stockholders, officers and directors have agreed that we will have until March 13, 2015 to consummate our initial business combination. If we have not consummated a business combination by March 13, 2015, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although, we expect all or substantially all of the interest released to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event the Extension Amendment and Trust Amendment are approved by our stockholders (and not abandoned), the date by which we must consummate our initial business combination will be extended from March 13, 2015 to June 13, 2015.

Our initial stockholders and Cowen (as applicable) have each agreed to waive their respective redemption rights with respect to the founder shares and placement shares (i) in connection with the consummation of our initial business combination, (ii) if we fail to consummate a business combination by March 13, 2015, (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to March 13, 2015. However, if our initial stockholders, or any of our officers, directors or affiliates acquire public shares after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. Although our Sponsor, Mr. Wright, and Cowen have committed to commence a proposed tender offer in connection our initial business combination to purchase up to 3,750,000 (including the 7,700 warrants tendered in the Initial Warrant Tender Offer) of our issued and outstanding warrants, there will be no redemption rights or liquidating distributions from us with respect to our warrants, which will otherwise expire worthless in the event we do not consummate a business combination within the allotted month time period. We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $146,669 of proceeds held outside the trust account (as of December 31, 2014) and interest income on the balance of the trust account (net franchise and income taxes payable) that will be released to us to fund our working capital requirements, although we cannot assure you that there will be sufficient funds for such purpose.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by March 13, 2015 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by March 13, 2015  is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination by March 13, 2015, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although, we expect all or substantially all of such interest released to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following March 13, 2015 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. In the event the Extension Amendment and Trust Amendment are approved by our stockholders (and not abandoned), the date by which we must consummate our initial business combination will be extended from March 13, 2015 to June 13, 2015.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, Messrs. Wright and Brady may be jointly and severally liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $10.00 per public share less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to consummate a business combination by March 13, 2015, and will not be liable as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Wright and Brady will not be responsible to the extent of any liability for such third-party claims. In the event the Extension Amendment and Trust Amendment are approved by our stockholders (and not abandoned), the date by which we must consummate our initial business combination will be extended from March 13, 2015 to June 13, 2015.

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

Facilities

We currently maintain our executive offices at 555 5th Avenue, 19th Floor, New York, NY 10017. We agreed to pay, commencing on December 14, 2012, and until such time as we consummate a business combination or our liquidation, a total of $10,000 per month to The Chart Group L.P., an affiliate of our Sponsor, for office space, secretarial and administrative services. We consider our current office space adequate for our current operations.

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

Item 1A.  Risk Factors

You should carefully consider the following risk factors and all other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the Company and our business.

In addition to the risks discussed in this Report, there are risks associated with the Business Combination. For a discussion of such risks, see the section entitled “Risk Factors” in the Form S-4. There can be no assurance that the Business Combination will be consummated.

Risks Associated With Our Business

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

The financial statements included in this Report do not take into account the consequences to the Company of a failure to complete an initial business combination by March 13, 2015 including our ability to continue as a going concern.

The financial statements included in this Report have been prepared assuming that we would continue as a going concern. As discussed in Note 1 to the financial statements for the year ended December 31, 2014, the Company will cease all operations, except for the purpose of winding up, redeem all public shares outstanding and dissolve and liquidate in the event that the Company does not consummate an initial business combination by March 13, 2015. The possibility of an initial business combination not being consummated raises some doubt as to our ability to continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Unlike many other blank check companies in which the founders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders, which includes our Sponsor, officers and directors, and certain of their affiliates that hold founder shares and placement units, have agreed to vote their founder shares and placement shares, as well as any public shares purchased by them in or after the offering, in favor of our initial business combination. Our initial stockholders own shares equal to 25.6% of our issued and outstanding shares of common stock (which includes 375,000 placement shares). Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares and placement shares in accordance with the majority of the votes cast by our public stockholders.

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

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although each of our initial stockholders and Cowen (as applicable) has agreed to waive its respective redemption rights with respect to the founder shares and, placement shares, (i) in connection with the consummation of our initial business combination, (ii) if we fail to consummate our initial business combination by March 13, 2015, (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to March 13, 2015. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

The requirement that we complete our initial business combination by March 13, 2015 may give potential target businesses leverage over us in negotiating our initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by March 13, 2015. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If we are unable to complete our initial business combination within the prescribed time frame, our warrants will expire worthless except for the right of holders of public warrants to receive a pro rata portion of the escrow account established for the warrant tender offer.

Our outstanding warrants may not be exercised until after the completion of our initial business combination and are not entitled to participate in the redemption of the shares of our common stock conducted in connection with the consummation of our business combination, unless a warrant redemption offer is specifically made a part thereof. While our Sponsor, Mr. Wright and Cowen have agreed, collectively, to offer to purchase up to 3,750,000 (including the 7,700 warrants tendered in the Initial Warrant Tender Offer) public warrants at $0.60 per warrant in a proposed tender offer to be commenced in connection with our initial business combination, our warrants will expire worthless (except for the right of our public warrant holders to receive a pro-rata portion of the proceeds on deposit in the escrow account established for the warrant tender offer), and the warrant tender offer will be terminated, if we are unable to consummate a business combination by March 13, 2015, or earlier if our board resolves to liquidate and dissolve pursuant to the expiration of a tender offer conducted in connection with a failed business combination. As a result, in the event stockholder approval of an initial business combination is sought, those warrant holders that are also stockholders will be incentivized to vote in favor of an initial business combination for the opportunity to receive up to $0.60 per warrant (in the event no more than an aggregate of 3,750,000 warrants are tendered) in place of $0.30 per warrant (in the event of liquidation of the escrow account).

We may not be able to consummate our initial business combination by March 13, 2015, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our initial stockholders, officers and directors have agreed that we must complete our initial business combination by March 13, 2015. We may not be able to find a suitable target business and consummate a business combination within such time period. If we have not consummated a business combination by March 13, 2015, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although we expect all or substantially all of such interest to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

As of March 5, 2015, NASDAQ has suspended trading in our securities and is in the process of delisting those securities from the NASDAQ Capital Market. We intend to appeal NASDAQ’s delisting determination. In the meantime, our securities trade on the OTCQB Marketplace. For more information, see “—A market for our securities may not develop, which would adversely affect the liquidity and price of our securities” and “—NASDAQ has suspended our securities from trading on its exchange, which may limit investors’ ability to make transactions in our securities and reduce the liquidity of our securities.”

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the expiration or termination of any tender offer conducted by us in connection with a proposed business combination not otherwise withdrawn; (iii) the redemption of our public shares if we are unable to consummate a business combination by March 13, 2015, subject to applicable law; or (iv) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to March 13, 2015 (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by March 13, 2015 is not consummated for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond March 13, 2015 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

We are a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5.0 million, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our securities may trade and we will have a longer period of time to complete a business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us, unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

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

If the net proceeds of the Company’s initial public offering not being held in the trust account, plus the amounts representing interest income earned on the trust account we are entitled to withdraw are insufficient to allow us to operate through March 13, 2015, we may be unable to complete our initial business combination.

We believe that the funds available to us outside of the trust account (including the proceeds from the promissory notes issued in February 2015), plus the amounts we are entitled to withdraw for operating expenses, will be sufficient to allow us to operate for at least through March 13, 2015; however, we cannot assure you of this. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will depend, in part, on interest earned on the trust account to fund our search, to pay our franchise and income taxes and to complete our initial business combination.

None of the net proceeds of the Company’s initial public offering were available to us outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. In addition, the current interest rate environment may make it more difficult for us to generate sufficient interest from the proceeds in the trust account to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our Sponsor, our initial stockholders or management team to operate or may be forced to liquidate. None of our Sponsor, our initial stockholders or our management team is under any obligation to advance funds to us in such circumstances. In February 2014, the Company issued convertible promissory notes in the aggregate amount of $400,000 for additional working capital as follows: $140,000 to Cowen, $246,667 to our Sponsor and $13,333 to Mr. Wright. On September 9, 2014, the Company issued promissory notes in the aggregate amount of $750,000 as follows: $246,667 non-convertible note to our Sponsor; $215,834 convertible note to our Sponsor; $140,000 non-convertible note to Cowen; $122,500 convertible note to Cowen; $13,333 non-convertible note to Mr. Wright, and $11,666 convertible note to Mr. Wright. On February 4, 2015, the Company issued promissory notes in the aggregate amount of $450,000 as follows: $277,500 non-convertible note to our Sponsor; $157,500 non-convertible note to Cowen and $15,000 non-convertible note to Mr. Wright. Payment on all of the notes are due on the earlier of: (i) March 13, 2015 and (ii) the date on which the Company consummates its initial business combination. If the Extension Amendment and the Trust Amendment are approved (and not abandoned), it is expected that the maturity dates of these promissory notes will be extended to the earlier of: (i) June 13, 2015 and (ii) the date on which the Company consummates its initial business combination.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not timely consummate our initial business combination may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following March 13, 2015 in the event we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by March 13, 2015 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the amended and restated warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, under certain circumstances specified in the amended and restated warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to issue cash, securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and Cowen may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to a registration rights agreement entered into concurrently with our initial public offering, our initial stockholders and Cowen, and their respective permitted transferees, can demand that we register the founder shares, placement units, placement shares and placement warrants, and the shares of common stock issuable upon exercise of the placement warrants, as the case may be. The registration rights will be exercisable with respect to the founder shares, the placement units, placement shares and the placement warrants and the shares of common stock issuable upon exercise of such placement warrants at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities. If such persons exercise their registration rights in full, there will be an additional 2,250,000 shares of common stock, including up to 375,000 shares of common stock issuable on exercise of the placement warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders and Cowen are registered.

Because we have not selected a particular segment within the provision and/or outsourcing of government services industry, or any other industry or any specific target businesses with which to pursue a business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We will seek to consummate a business combination with an operating company in the United States in the provision and/or outsourcing of government services industry, but may also pursue acquisition opportunities in other business sectors or geographic regions, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate a business combination with another blank check company or a similar company with nominal operations (neither of which descriptions applies to Tempus, the target in the Business Combination). To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations of the entity with which we combine. For example, if we combine with an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a start-up entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 29,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of the date of this Report, there were 12,339,691 authorized but unissued shares of common stock available for issuance and not reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of existing investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

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

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait up to March 13, 2015 before redemption from our trust account.

If we are unable to consummate our initial business combination by March 13, 2015, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses (although, we expect all or substantially all of the interest released to be used for working capital purposes), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, does apply against us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations they may have. Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities.

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

After giving effect to the July 10, 2012 reverse split and expiration of our overallotment that was not exercised, our initial stockholders, which includes our Sponsor, officers and directors, and certain of their affiliates that hold founder shares and placement units, currently own an aggregate of 1,875,000 founder shares for an aggregate purchase price of $25,000. In addition, our Sponsor purchased 231,250 placement units and Mr. Wright purchased 12,500 placement units at a price of $10.00 per unit ($2,437,500) in a private placement that occurred simultaneously with the consummation of our initial public offering, which will also be worthless if we do not consummate our initial business combination. All of such founder shares and placement units shall be worthless if a business combination is not consummated. Our Sponsor and Mr. Wright, together with Cowen, deposited an aggregate of $2,250,000 in an escrow account to fund the purchase of up to 3,750,000 warrants in a proposed tender offer to be commenced in connection with our initial business combination and, if we are unable to consummate an initial business combination, the funds deposited in such escrow account will be distributed on a pro-rata basis to our public warrant holders in connection with our liquidation and dissolution. The personal and financial interests of certain of our officers and directors, directly or as members of our Sponsor, may influence their motivation in identifying and selecting a target business combination and completing an initial business combination. Consequently, the discretion of our officers and directors, in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in the best interest of our public stockholders.

The underwriters of our initial public offering and Cowen will have an interest in the consummation of our initial business combination.

Cowen purchased 131,250 placement units at $10.00 per unit (totaling $1.31 million) in a private placement that occurred simultaneously with the consummation of our initial public offering. Cowen has agreed to waive its redemption rights with respect to the placement shares contained within the placement units (i) in connection with the consummation of our initial business combination, (ii) if we fail to consummate our initial business combination by March 13, 2015, (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration on March 13, 2015. These placement units (including the component securities therein) will be worthless if we do not consummate our initial business combination. Further, Cowen is an affiliate of Cowen and Company, LLC, one of the representatives of the underwriters of our initial public offering. Cowen and Company, LLC, Deutsche Bank Securities Inc., Mitsubishi UFJ Securities (USA), Inc. and any other underwriters, will also lose their deferred underwriting discount of $2.34 million if we do not complete our initial business combination. Therefore it is anticipated that Cowen and the underwriters will have an interest in the consummation of our initial business combination and it may be expected that Cowen will vote its placement shares in favor of a proposed business combination.

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

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt, contemporaneous with, in connection with and in order to complete, our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our shares of common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

The net proceeds from our initial public offering and the private placement initially provided us with approximately $75.0 million that we could use to complete a business combination (excluding the approximately $2.34 million deferred underwriting discount being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We may effect an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

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

We may structure a business combination in such a manner that our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. This may make it more likely that we will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and changed industry focus. On September 5, 2014, we held a special meeting of stockholders at which stockholders approved an amendment to our amended and restated certificate of incorporation extending the date by which we must consummate our initial business combination from September 13, 2014 to March 13, 2015. We cannot assure you that we will not seek to amend our charter or governing instruments again in order to effectuate our initial business combination.

However, if the effect of the proposed amendments (as was the case with respect to the special meeting described above), if adopted, would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share, or (ii) delay the date on which a stockholder could otherwise redeem shares for the per share amount in the trust account, we will provide that, if such amendments are approved by holders of 65% or more of our common stock, dissenting public stockholders will have the right to redeem their public shares as set forth herein.

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

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders in many cases. Our amended and restated certificate of incorporation provides that provisions related to pre-business combination activity may be amended if approved by 65% of our stockholders, and corresponding provisions of the amended and restated trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our outstanding common stock. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily that many blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption.

Although we believe that the net proceeds of our initial public offering and the private placement held in the trust account (excluding the deferred underwriting discount of approximately $2.34 million) will be sufficient to allow us to consummate our initial business combination, if that amount proves to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on our redemption. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares equal to 25.6% of our issued and outstanding shares of common stock (which includes 375,000 placement shares). Our Sponsor purchased 231,250 placement shares and Mr. Wright has purchased 12,500 placement shares contained within the placement units, in a private placement. In addition, in the event the warrant tender offer is consummated and up to the maximum number of warrants are tendered, our Sponsor will acquire 2,312,500 additional public warrants and Mr. Wright will acquire 125,000 additional public warrants. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If we or our initial stockholders purchase any shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. At each annual meeting of our stockholder, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, you should anticipate that our initial stockholders will continue to exert control at least until the consummation of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under an amended and restated warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The amended and restated warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any placement warrants held by our Sponsor, Mr. Wright and Cowen or their permitted transferees or any tendered warrants) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate a business combination.

We issued warrants to purchase up to 7,500,000 shares of common stock as part of the public units. In addition, on the closing date of our initial public offering, we sold 231,250 placement units to our Sponsor, 12,500 placement units to Mr. Wright and 131,250 placement units to Cowen, with each unit consisting of one placement share and a placement warrant to purchase one share of common stock. Our Sponsor, officers, directors and their affiliates have made loans to fund working capital deficiencies and finance transaction costs in connection with an intended initial business combination and $750,000 of those loans are convertible into up to an additional 1,000,000 warrants (at $0.75 per warrant) of the post-business combination entity having the same terms as the placement warrants at the option of the lender. To the extent we issue shares of common stock to effect our initial business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The placement warrants (and any warrants to be issued to our Sponsor or its affiliates upon its conversion of up to $750,000 in working capital loans) are identical to the warrants sold as part of the units in our initial public offering except that, (i) so long as they are held by the initial holders or their permitted transferees, (A) they will not be redeemable by us, (B) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination and (C) whenever exercisable, they may be exercised by the holders on a either a cash or cashless basis; and (ii) the placement warrants which form a part of the placement units issued to Cowen, so long as they are held by Cowen or any of its related persons under FINRA rules, will expire five years from the effective date of the registration statement (December 13, 2017), or earlier upon our liquidation, whereas any placement warrants held by holders other than Cowen or any of its related persons under FINRA rules, will expire five years from the consummation of our initial business combination, or earlier upon our liquidation.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

As of March 5, 2015, NASDAQ has suspended trading in our securities and is in the process of delisting those securities from the NASDAQ Capital Market. We intend to appeal NASDAQ’s delisting determination. In the meantime, our securities trade on the OTCQB Marketplace. The price of our securities may vary significantly due to one or more potential business combinations and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities after the offering can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. You may be unable to sell your securities unless a market for such securities can be established or sustained.

NASDAQ has suspended our securities from trading on its exchange, which may limit investors’ ability to make transactions in our securities and reduce the liquidity of our securities.

We received a written notice on September 2, 2014 from the staff of the Listing Qualifications Department of NASDAQ indicating that the Company was not in compliance with Listing Rule 5550(a)(3), which requires the Company to maintain a minimum of 300 public holders for continued listing on the NASDAQ Capital Market, and that NASDAQ had determined to initiate procedures to delist our securities. We appealed such determination to a hearings panel (the “Panel”) and on October 23, 2014, NASDAQ advised us that the Panel had granted our request for continued listing subject to completing a business combination and achieving compliance with all NASDAQ initial listing requirements, including but not limited to the minimum shareholder requirements, by March 4, 2015.

On March 2, 2015, we received a letter from NASDAQ stating that the Panel had determined to delist our securities from NASDAQ, and will suspend trading in our securities effective at the open of business on March 5, 2015, due to our failure to demonstrate compliance with the minimum shareholder requirements. NASDAQ further indicated that it would complete the delisting action by filing a Form 25 Notification of Delisting with the SEC after all applicable appeal periods have lapsed. We intend to request an appeal of the Panel’s delisting determination to the NASDAQ Listing and Hearing Review Council.

Our common stock, warrants and units began trading on the OTCQB Marketplace under the ticker symbols “CACG,” “CACGW” and “CACGU,” respectively, on March 5, 2015. As a result of our suspension from trading on the NASDAQ Capital Market, we could face adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ and our units, common stock and warrants were no longer covered securities, we would be subject to regulation in each state in which we offer our securities.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

If we hold a stockholder vote to approve our initial business combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents that is required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by March 13, 2015.

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

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We may remain an “emerging growth company” for up to five years. If our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or the market value of our common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.  .

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

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions, customer needs or regulatory requirements, we could lose customers. Changes in customer requirements and preferences, the introduction of new products and services embodying new technologies, and the emergence of new industry standards and practices could render the existing products of the business we acquire obsolete. Our success will depend, in part, on our ability to:

●	enhance products and services;

●	anticipate changing customer requirements by designing, developing, and launching new products and services that address the increasingly sophisticated and varied needs of customers;

●	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

●	respond to changing regulatory requirements in a cost effective and timely manner.

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

It is difficult to forecast the timing of revenues in industries involved with the provision and/or outsourcing of government services because the development period for a customized system or solution may be lengthy, customers often need a significant amount of time to evaluate products before purchasing them and, in the case of governmental customers, sales are dependent on budgetary and other bureaucratic processes. The period between initial customer contact and a purchase by a customer varies greatly, and could be a year or more. During the evaluation period, customers may defer or scale down proposed orders of products or systems for various reasons, including:

●	changes in budgets and purchasing priorities;

●	a reduced need to upgrade existing systems;

●	deferrals in anticipation of enhancements or new products;

●	introduction of products by competitors; and

●	lower prices offered by competitors.

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

The revenues of our target business may be substantially derived from contracts with federal, state and local governments and government agencies and subcontracts under federal government prime contracts and we believe that the growth of our target business may depend on our procurement of government contracts either directly or through prime contractors. Accordingly, changes in government contracting policies or government budgetary constraints could directly affect the financial performance of our target business. Among the factors that could adversely affect our target business are:

●	changes in fiscal policies or decreases in available government funding;

●	changes in government programs or applicable requirements;

●	changes in the presidential administration or composition of Congress;

●	the adoption of new laws or regulations or changes to existing laws and regulations;

●	changes in political or social attitudes with respect to homeland security or defense issues; and

●	potential delays or changes in the government appropriations process.

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

Government contracts are awarded through a competitive bidding process. A material portion of our target business’s operations in the future may be awarded through competitive bidding. The competitive bidding process presents a number of risks, including the following:

●	bids may be made on programs before the completion of their design, which may result in unforeseen difficulties and cost overruns;

●	substantial cost and managerial time and effort to prepare bids may be expended on proposals for contracts that may not be won;

●	it may be difficult to estimate accurately the resources and cost structure that will be required to service any contract won; and

●	expense and delay may be incurred if competitors protest or challenge awards of contracts to our target business in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction, or modification of the awarded contract.

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

Item 2.     Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at c/o The Chart Group, LP, 555 5th Avenue, 19th Floor, New York, NY 10017. We agreed to pay, commencing on December 14, 2012, and until such time as we consummate a business combination or our liquidation, a total of $10,000 per month to The Chart Group L.P., an affiliate of our Sponsor, for office space, secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3.     Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

As of March 5, 2015, NASDAQ has suspended trading in our securities and is in the process of delisting those securities from the NASDAQ Capital Market. We intend to appeal NASDAQ’s delisting determination. In the meantime, our common stock, warrants and units are each trading on the OTCQB Marketplace under the symbols “CACG,” “CACGW” and “CACGU,” respectively. Our units commenced public trading on December 14, 2012, and our common stock and warrants commenced public trading on February 4, 2013.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock  and warrants as reported on the NASDAQ for the period December 14, 2012 through December 31, 2014.

Quarter Ended	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Year ended December 31, 2014
March 31, 2014	$10.95	$10.32	$10.41	$9.75	$0.75	$0.50
June 30, 2014	$10.72	$10.38	$10.30	$9.83	$0.69	$0.65
September 30, 2014	$10.65	$10.25	$10.30	$9.26	$0.65	$0.40
December 31, 2014	$10.55	$10.00	$10.17	$9.64	$1.33	$0.55
Year ended December 31, 2013
March 31, 2013	$10.14	$10.00	$9.75	$9.50	$0.49	$0.49
June 30, 2013	$10.20	$9.99	$10.10	$9.53	$0.52	$0.23
September 30, 2013	$10.24	$10.10	$11.51	$9.60	$0.58	$0.35
December 31, 2013	$10.54	$10.23	$10.15	$9.74	$0.75	$0.45

Our units were last traded on March 9, 2015 and had a closing price on that day of $10.10 and our common stock was last traded on March 6, 2015 and had a closing price on that day of $9.70. The last closing price for our warrants on March 9, 2015 was $0.37.

(b) Holders

On March 9, 2015, there were 24 holders of record of Chart common stock, four holders of record of Chart warrants and one record holder of Chart units.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.    Selected Financial Data

The following three tables set forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the years ended December 31, 2014, 2013 and 2012, respectively. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

For financial information relating to the target in the Business Combination, see the section entitled “Selected Historical Financial Information of Tempus” and the financial statements of Tempus included in the Form S-4. There can be no assurance that the Business Combination will be consummated.

Balance Sheet Data:	2014
Cash	$146,669
Cash and Investments held in Trust Account	$65,355,296
Total Assets	$65,541,627
Common stock subject to possible
redemption (at redemption value):	$50,530,827
shares at December 31, 2014 (excluding 5,053,083 shares subject to possible redemption)
Total stockholders' equity	$5,000,001

Cash Flow Data:
Net cash used in operating activities	$(1,122,037)
Net cash provided by financing activities	$1,150,000

Statement of Operations Data:
Operating expenses:
Formation and operating costs	$-
Professional Fees	2,617,280
Insurance	177,900
Filing Fees	78,499
Overhead costs	120,000
Other Expenses	226,784
Loss from operations	(3,220,463)
Other Income:
Interest income	13,670
Change in Fair Value of Warrant Liability	1,575,000
Net loss attributable to common stockholders	$(1,631,793)
Basic and diluted net loss per share
attributable to common stockholders	$(0.46)
Weighted average number of common shares
outstanding, basic and diluted	3,541,784

Balance Sheet Data:	2013
Cash	$118,706
Cash and Investments held in Trust Account	$75,048,721
Total Assets	$75,255,088
Common stock subject to possible
redemption (at redemption value):	$61,809,530
shares at December 31, 2013 (excluding 6,180,953 shares subject to possible redemption)
Total stockholders' equity	$5,000,001

Cash Flow Data:
Net cash used in operating activities	$(1,011,838)
Net cash provided by financing activities	$(16,920)

Statement of Operations Data:
Operating expenses:
Formation and operating costs	$-
Professional fees	534,484
Insurance	165,865
Filing fees	77,904
Overhead costs	120,000
Other expenses	175,282
Loss from operations	(1,073,535)
Other Income:
Interest income	46,900
Net loss attributable to common stockholders	$(1,026,635)
Basic and diluted net loss per share
attributable to common stockholders	$(0.30)
Weighted average number of common shares
outstanding, basic and diluted	3,378,823

Statement of Operations Data:	2012
Operating expenses:
Formation and operating costs	$3,469
Professional fees	21,356
Insurance	11,883
Filing fees	11,618
Overhead costs	5,000
Other expenses	6,751
Loss from operations	(60,077)
Other Income:
Interest income	1,821
Net loss attributable to common stockholders	$(58,256)
Basic and diluted net loss per share
attributable to common stockholders	$(0.03)
Weighted average number of common shares
outstanding, basic and diluted	2,212,758

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business combination; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of this Report; other risks identified in this Report; additional risks and uncertainties that are discussed in the Company’s reports filed and to be filed with the Commission and available at the SEC’s website at www.sec.gov., and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of existing investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights or a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to consummate our initial business combination will be successful.

For a discussion and analysis of the financial condition and results of operations of the target in the Business Combination, see the section “Tempus Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of Tempus included in the Form S-4. There can be no assurance that the Business Combination will be consummated.

Results of Operations

For the year ended December 31, 2014 we had a net loss of $1,631,793, consisting primarily of interest income and a change in the fair value of the warrant liability offset by general and administrative expenses.

For the year ended December 31, 2013 we had a net loss of $1,026,635, consisting primarily of interest income offset by general and administrative expenses.

For the year ended December 31, 2012 we had a net loss of $58,256, consisting primarily of interest income offset by general and administrative expenses.

We have neither engaged in any operations nor generated any revenues to date. All activity through December 31, 2014 relates to our formation, our private placement and offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters. Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial business combination, at the earliest. We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of December 31, 2014, approximately $65.4 million was held in the trust account, after the redemption of 964,691 shares in September 2014 in connection with the amendment of our existing charter to extend our termination date to March 13, 2015. In addition we had cash outside of the trust account of approximately $147,000 (from the proceeds of certain notes) and approximately $2,185,000 in accounts payable and accrued expenses. All interest income on the balance of the trust account may be available to us to fund our working capital requirements. During the year ended December 31, 2014, the Company withdrew $60,160 in funds from interest earned on the trust proceeds. Other than the deferred underwriting fees, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

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

Liquidity and Capital Resources

On December 19, 2012, we consummated our offering of 7,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our offering, we consummated the private sale of 375,000 units to our Sponsor, Mr. Wright and Cowen for $3.75 million. We received net proceeds from our offering and the sale of the placement units of approximately $76,120,000 net of the non-deferred portion of the underwriting commissions of $2,062,050 and offering costs of approximately $567,550. Upon the closing of the offering and the private placement, $75,000,000 was placed into a trust account while the remaining funds were placed in an account outside the trust for working capital purposes.  On September 5, 2014, in connection with the amendment of our existing charter to extend the termination date to March 13, 2015, 964,691 shares of common stock were redeemed at a price of $10.00 per share for a total redemption amount of $9,646,910. As of December 31, 2014, investment securities in our trust account consisted of $65,355,296 (including $2,229 of interest earned) in United States money market mutual fund securities.

Out of the proceeds of our offering which remained available outside of the trust account, we obtained officers and directors insurance covering an 18 month period from December 7, 2012 through June 13, 2014 for a cost of $260,000. In June 2014, we renewed our officers and directors insurance covering a 3 month period from June 13, 2014 through September 13, 2014 for a cost of $43,700. In September 2014, we renewed our officers and directors insurance covering a 6 month period from September 13, 2014 through March 13, 2015 for a cost of $85,950. There is a prepaid balance of $34,002 as of December 31, 2014.

As of December 31, 2014, we had a cash and cash equivalent balance of $146,669, held outside of our trust account after issuance of $1,150,000 in promissory notes, which funds were available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. On February 4, 2015, we issued an additional $450,000 in promissory notes, which funds are available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. We believe that we have sufficient funds available to conduct the normal operations of the business. However, we may need to obtain additional financing from our Sponsor, Cowen and Mr. Wright to consummate our initial business combination with an operating business by March 13, 2015.

For the year ended December 31, 2014, we used cash of $1,122,037 in operating activities, which was largely attributable to a loss from operations of approximately $3,220,463 (exclusive of a non-cash gain from the change in fair value of the warrant liability).

For the year ended December 31, 2013, we used cash of $1,011,838 in operating activities, which was largely attributable to a loss from operations of approximately $1,073,535.

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

Prior to the consummation of our initial business combination, we will have available to us $146,669 of proceeds from promissory notes we have issued and which are held outside the trust account (as of December 31, 2014) and all interest income on the balance of the trust account (less amounts released to us to pay taxes or dissolution expenses) that will be released to us to fund our working capital requirements. In February 2014, the Company issued convertible promissory notes in the aggregate amount of $400,000 for additional working capital as follows: $140,000 to Cowen Investment LP, $246,667 to our Sponsor and $13,333 to Mr. Wright.  On September 9, 2014, the convertible promissory notes issued in February 2014 were amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 or (ii) the date on which the Company consummates its initial business combination. On September 9, 2014, the Company issued convertible promissory notes in the aggregate amount of $350,000 for additional working capital as follows: $122,500 to Cowen Investment LP, $215,834 to our Sponsor and $11,666 to Mr. Wright. Also on September 9, 2014, the Company issued promissory notes in the aggregate amount of $400,000 for additional working capital as follows: $140,000 to Cowen, $246,667 to our Sponsor and $13,333 to Mr. Wright. On February 4, 2015, the Company issued non-interest bearing promissory notes in the aggregate amount of $450,000 as follows: $277,500 to our Sponsor; $157,500 to Cowen and $15,000 to Mr. Wright. Payment on all of the notes are due on the earlier of: (i) March 13, 2015 and (ii) the date on which the Company consummates its Business Combination. If the Extension Amendment and the Trust Amendment are approved (and not abandoned), it is expected that the maturity dates of these promissory notes will be extended to the earlier of: (i) June 13, 2015 and (ii) the date on which the Company consummates its initial business combination. We have and will continue use these funds, including any additional loans from our Sponsor or an affiliate of our Sponsor, to among other things, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and consummate a business combination.

As stated above, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than the interest income earned on such proceeds. Up to $750,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the placement warrants (except that the placement warrants issued to Cowen, so long as they are held by Cowen or any of its related persons under FINRA rules, will expire five years from the effective date of our registration statement, or earlier upon our liquidation).

We believe that the funds we received in February 2015 will be sufficient to fund our operations until we consummate a business combination, but we cannot make any assurances. We may need to raise additional funds in order to meet the expenditures required for operating our business. Due to the costs of undertaking in-depth due diligence, regulatory compliance, and negotiating potential initial business combinations, we may need to borrow additional funds for working capital from our Sponsor and directors. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with and contemporaneous with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. In the current economic environment, it has become especially difficult to obtain acquisition financing.

Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Significant Accounting Policies

We have identified the following as our significant accounting polices:

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

Recently Adopted Accounting Pronouncements

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

In August, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-15, which provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and related footnote disclosures. The amendments in this update are effective beginning with the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

As of December 31, 2014, the Company adopted both of the above standards and is complying with the standards in this Report.

Redeemable Common Stock

All of the common shares sold as part of the units in the public offering and still outstanding as of December 31, 2014 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC Topic 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at December 31, 2014, 5,053,083 public shares are classified outside of permanent equity at its redemption value. The redemption value (approximately $10.00 at December 31, 2014) is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable.

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

As of December 31, 2014, the Company has federal net operating loss carryforwards of $108,000 that will begin to expire in 2032.

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

The Company may be subject to potential examination by U.S. federal, U.S. state or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

Warrant Liability

Management uses the closing price of the warrants (unless no trade occurred in which case the last trade price is used) for the valuation of the warrants to determine the warrant liability. This valuation is revised on a quarterly basis until the warrants are exercised or they expire, with the changes in fair value recorded in the statements of operations.

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

Item 8.    Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-22 comprising a portion of this Report.

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the year ended December 31, 2014.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2014

Operating Expenses:
Formation and Operating Costs	$-	$-	$-	$-	$-
General and Administrative Expenses	452,616	900,353	1,232,291	635,203	3,220,463
Loss from operations	(452,616)	(900,353)	(1,232,291)	(635,203)	(3,220,463)
Other Income:
Interest income	6,118	5,398	642	1,512	13,670
Change in Fair Value of Warrant Liability	472,500	315,000	791,735	(4,235)	1,575,000
Net Income (Loss)	$26,002	$(579,955)	$(439,914)	$(637,926)	$(1,631,793)
Income (Loss) per common share:
Basic and diluted	$0.01	$(0.16)	$(0.12)	$(0.17)	$(0.46)
Weighted Average shares outstanding:
Basic and diluted	3,569,018	3,567,084	3,624,920	3,669,126	3,541,784

Balance Sheet Data (at period end)
Cash	$351,104	$147,726	$469,897	$146,669	$146,669
Cash and investments held in trust	75,001,978	75,007,364	65,353,648	65,355,296	65,355,296
Total Assets	75,399,845	75,160,499	65,829,205	65,541,627	65,541,627
Deferred Underwriting Fee	2,343,750	2,343,750	2,343,750	2,343,750	2,343,750
Warrant Liability	5,433,750	5,118,750	4,327,015	4,331,250	4,331,250
Total Liabilities	8,564,312	8,904,921	9,660,451	10,010,799	10,010,799
Common stock subject to possible redemption	61,835,532	61,255,577	51,168,753	50,530,827	50,530,827
Equity	$5,000,001	$5,000,001	$5,000,001	$5,000,001	$5,000,001

The following table presents selected unaudited quarterly financial data of the Company for the year ended December 31, 2013.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2013

Operating Expenses:
Formation and Operating Costs	$-	$-	$-	$-	$-
General and Administrative Expenses	154,651	190,693	486,057	242,134	1,073,535
Loss from operations	(154,651)	(190,693)	(486,057)	(242,134)	(1,073,535)
Other Income:
Interest income	14,916	12,891	10,089	9,004	46,900
Change in Fair Value of Warrant Liability	2,047,500	(236,250)	(393,750)	(1,417,500)	-
Net Income (Loss)	$1,907,765	$(414,052)	$(869,718)	$(1,650,630)	$(1,026,635)
Income (Loss) per common share:
Basic and diluted	$0.54	$(0.13)	$(0.26)	$(0.48)	$(0.30)
Weighted Average shares outstanding:
Basic and diluted	3,516,828	3,276,062	3,317,957	3,405,778	3,378,823

Balance Sheet Data (at period end)
Cash	$788,320	$651,106	$389,979	$118,706	$118,706
Investments and cash held in trust	75,016,737	75,029,628	75,039,717	75,048,721	75,048,721
Total Assets	76,017,859	75,832,120	75,567,213	75,255,088	75,255,088
Deferred Underwriting Fee	2,343,750	2,343,750	2,343,750	2,343,750	2,343,750
Warrant Liability	3,858,750	4,095,000	4,488,750	5,906,250	5,906,250
Total Liabilities	6,273,928	6,502,241	7,107,052	8,445,557	8,445,557
Common stock subject to possible redemption	64,743,930	64,329,878	63,460,160	61,809,530	61,809,530
Equity	$5,000,001	$5,000,001	$5,000,001	$5,000,001	$5,000,001

 The following table presents selected unaudited quarterly financial data of the Company for the year ended December 31, 2012.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2012

Operating Expenses:
Formation and Operating Costs	$101	$2,414	$665	$289	$3,469
General and Administrative Expenses	-	-	-	56,608	56,608
Loss from operations	(101)	(2,414)	(665)	(56,897)	(60,077)
Other Income:
Interest income	-	-	-	1,821	1,821
Net Loss	$(101)	$(2,414)	$(665)	$(55,076)	$(58,256)
Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.03)
Weighted Average shares outstanding:
Basic and diluted	2,156,250	2,156,250	2,156,250	2,304,486	2,212,758

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

If the Business Combination is consummated, the management of the post-closing business will change significantly from the current management of Chart. For a description of the expected management structure if the Business Combination is consummated, see the section entitled “Management of Tempus Holdings after the Business Combination” in the Form S-4. There can be no assurance that the Business Combination will be consummated.

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are set forth below. For the expected management of Tempus Holdings following the Business Combination, see the section “Management of Tempus Holdings After the Business Combination” in the Form S-4.

Name	Age	Position
Joseph R. Wright (a)	76	Chairman and Chief Executive Officer
Christopher D. Brady (a)	60	President and Director
Michael LaBarbera	65	Chief Financial Officer and Secretary
Peter A. Cohen (b)	68	Director
Governor Thomas J. Ridge (c) (d)	69	Director
Senator Joseph Robert “Bob” Kerrey (c) (d) (e)	71	Director
Manuel D. Medina (c) (d)	62	Director
Kenneth J. Krieg (b) (e)	54	Director

(a)	Class III director (to serve until the annual meeting of stockholders in 2015)
(b)	Class II director (to serve until the annual meeting of stockholders in 2017)
(c)	Class I director (to serve until the annual meeting of stockholders in 2016)
(d)	Member of Audit Committee
(e)	Member of Compensation Committee

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

Christopher D. Brady has served as our President and a director since our inception. Mr. Brady founded The Chart Group L.P., a merchant banking firm and an affiliate of the Sponsor, in 1994, and serves as its chairman and managing director. Mr. Brady has over 25 years of experience in private equity, corporate finance and capital markets, with a focus on identifying and building portfolio companies. Prior to founding The Chart Group L.P., Mr. Brady spent 14 years in the corporate finance and capital markets departments of Lehman Brothers from 1981-1987 and Dillon Read from 1987-1992. Mr. Brady currently serves as a director of Airborne Tactical Advantage Company, a tactical military training service, Genesis Today, Inc., a supplier of natural health supplements, Miami International Holdings, a newly formed options exchange, South Carolina Research Association, a state-sponsored technology development firm, PacStar Communications, Inc., a supplier of military communications systems, Remote Reality, a designer and manufacturer of ultra-wide-angle cameras, and Templeton Emerging Markets Investment Trust PLC, an international asset manager. Mr. Brady serves as the chairman for Chart Capital Partners I and II and Chart Venture Partners. Mr. Brady served as a member of the Transition Team for the United States Army Secretary Dr. Francis Harvey from 2004 to 2005. Mr. Brady earned his B.A. from Middlebury College and his M.B.A. from Columbia University Graduate School of Business. Mr. Brady is well qualified to serve on our board of directors due to his background in private equity, corporate finance and capital markets, with a focus on identifying and building portfolio companies.

Michael LaBarbera has served as our Chief Financial Officer and Secretary since inception. Mr. LaBarbera serves as a managing director of Chart Group Advisors, a merchant banking firm and affiliate of our Sponsor.  Prior to his involvement with Chart Group Advisors, from April 1996 to March 2002, Mr. LaBarbera served in various positions, including as a managing director and head of private placements & fundraising at Dresdner Kleinwort Capital, the global private equity business within Dresdner Kleinwort Wasserstein Securities, LLC.  From 1994 to 1996, he served as managing director, head of private placements at S.G. Warburg & Co., and as a director of S.G. Warburg, PLC.  From 1984 to 1994, Mr. LaBarbera was the senior vice president, co-head of private placements at Dillon, Read & Co. Inc.  Prior to Dillon Read, he was a member of the corporate treasurer’s departments of both Penn Central Corporation and Exxon Corporation.  Mr. LaBarbera has advised both public and private companies on corporate issuance and on structuring financings for acquisitions, business expansion and balance sheet restructurings. Mr. LaBarbera currently serves on the board of directors of Laney Directional Drilling, Co. and acts as chairman of such company’s audit committee.  Mr. LaBarbera received an M.B.A. in Finance from Columbia University Graduate School of Business and a B.S. in Chemistry from Brooklyn College, City University of New York.

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

Governor Thomas J. Ridge has served as a director since inception. Since July 2006, Governor Ridge has served as president and chief executive officer of Ridge Global, LLC, Washington, D.C., a global strategic consulting company. At Ridge Global, LLC, he leads a team of international experts that helps businesses and governments address issues such as risk management, global trade security, technology integration and crisis management.  In April 2010, Governor Ridge became a partner in Ridge Policy Group, Harrisburg, Pennsylvania and Washington, D.C., a bi-partisan, full-service government affairs and issue management group.  At Ridge Policy Group, Governor Ridge provides strategic advice to clients to assist them in navigating the complexities of state and local government and raising awareness of their products and services that are relevant to government markets.  From April 2005 to July 2006, he was president and chief executive officer of Thomas Ridge LLC.  From October 2001 to February 2005, Governor Ridge was Secretary of the U.S. Department of Homeland Security. As Secretary of the Department of Homeland Security, he formed a new agency from 22 agencies employing more than 180,000 employees.  Prior to his service as Secretary of Homeland Security, he was Governor of Pennsylvania from 1995 to 2001.  Governor Ridge was a director of Exelon Corporation from May 2005 until October 2013, a director of Brightpoint Inc. from September 2009 to October 2012, and a director of Geospatial Holdings, Inc. from April 2010 to 2013. He has been a director of The Hershey Co. since November 2007 and a director of Lifelock, Inc. since 2012. He was formerly a director of Vonage from August 2005 to April 2010 and Home Depot, Inc. from May 2005 to May 2007. Governor Ridge holds a bachelor’s degree, cum laude, from Harvard University and a Juris Doctor degree from The Dickinson School of Law of The Pennsylvania State University.  Governor Ridge’s background and substantial government experience have prepared him well for membership on our board of directors. Governor Ridge also brings significant corporate governance experience and compliance oversight expertise by virtue of his prior and on-going directorships.

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

Kenneth J. Krieg has served as a director since January 15, 2014. Mr. Krieg heads McLean, VA-based Samford Global Strategies, a consulting practice focused on helping clients lead and manage through periods of strategic change. Since February 2011, Mr. Krieg has served as a member of the board of directors of API Technologies Corp. (NASDAQ: ATNY). He also serves on the board of directors of several private companies, is an Executive in Residence at Renaissance Strategic Advisors, and is a Fellow at the Center for Naval Analyses and the Center for Strategic and International Studies. He served as the Undersecretary of Defense for Acquisition, Technology and Logistics (“USD (AT&L)”) from 2005 to 2007, with overall responsibility for the Department of Defense’s (the “DoD”) procurement, research and development, and other major functions. Prior to his appointment as USD (AT&L), he served as Special Assistant to the Secretary of Defense and Director of Program Analysis & Evaluation, leading an organization that advises the Secretary of Defense on defense systems, programs, and investment alternatives. Before joining the DoD, he was Vice President and General Manager of the Office and Consumer Papers Division of International Paper Company. Mr. Krieg also recently served as a director of White Electronic Designs Corporation. Mr. Krieg holds a Bachelor of Arts degree in history from Davidson College and a Master’s degree in Public Policy from the Kennedy School of Government at Harvard University.  Mr. Krieg is well qualified to serve as a director due to his background in government services and experience with public companies.

Corporate Governance

Classified Board of Directors

Our amended and restated certificate of incorporation provides for a board of directors classified into three classes, as nearly equal in number as possible, whose terms of office expire in successive years. Our board of Directors now consists of seven directors as set forth above.

Director Independence

The board of directors has determined that each of Governor Ridge, Senator Kerrey and Messrs. Medina and Krieg are independent in accordance with the Listing Rules of NASDAQ. The board of directors affirmatively determined that no director (other than Messrs. Wright, Brady and Cohen) has a material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company.

We currently have the following standing committees: the Audit Committee and the Compensation Committee. Each of the standing committees of the board of directors is composed entirely of independent directors.

Committee Membership, Meetings and Attendance

During the fiscal year ended December 31, 2014:

●	2 meetings of the board of directors were held;

●	the board of directors acted 4 times by written consent;

●	4 meetings of the Audit Committee were held; and

●	no meetings of the Compensation Committee were held.

Each of our incumbent directors attended or participated in a majority of the meetings of the Board of Directors and the respective committees of which he is a member held during the period such incumbent director has been a director during fiscal year ended December 31, 2014.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Kerrey, Ridge and Medina expired at our first annual meeting of stockholders on February 10, 2014, however, each of Messrs. Kerrey, Ridge and Medina were re-elected by our stockholders. The term of office of the second class of directors, consisting of Messrs. Cohen and Krieg, expired at our second annual meeting of stockholders on December 3, 2014; however, each of Messrs. Cohen and Krieg were re-elected by our stockholders. The term of office of the third class of directors, consisting of Messrs. Wright and Brady, will expire at the third annual meeting of stockholders (2015).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2014 there were no delinquent filers.

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

In addition, we must certify to the NASDAQ Capital Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Medina is an independent director that satisfies the NASDAQ’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC pursuant to the NASDAQ rules.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership based on 8,785,309 shares of our common stock outstanding as of March 9, 2015, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owners(1)	Number of Shares Beneficially Owned (2)		Approximate Percentage of Outstanding Common Stock
Chart Acquisition Group LLC	981,250	(3)	11.2%
The Chart Group L.P.	1,288,750	(3)	14.7%
Christopher D. Brady	1,397,500	(3)	15.9%
Joseph Wright	237,500	(4)	2.7%
Michael LaBarbera	86,250		*
Governor Thomas Ridge	37,500	(5)	*
Senator Joseph Robert Kerrey	37,500	(5)	*
Manuel D. Medina	37,500	(5)	*
Peter A. Cohen	131,250	(6)	1.5%
Kenneth J, Krieg	*	*	* %
Cowen Investments LLC	131,250	(6)	1.5%
Kendall Family Investments	962,500	(7)	11.0%
Citigroup Inc.	571,003	(8)	6. 5%
Fir Tree, Inc.	675,000	(9)	7.7%
AQR Capital Management, LLC	1,402,950	(10)	16.0%
BlueMountain Capital Management, LLC	603,315	(11)	6.9%
TD Asset Management Inc.	725,000	(12)	8.3%
Polar Securities Inc.	693,955	(13)	7. 9%
Deutsche Bank AG	496,946	(14)	5.7%
All directors and officers as a group (8 persons)	2,002,500		22.8%

*	Less than 1 percent.

1.	Unless otherwise noted, the business address of each of the persons and entities listed above is 555 5th Avenue, 19th Floor, New York, New York 10017.

2.	Includes a number of the founder shares equal to 2.5% of Chart’s shares of common stock issued and outstanding after the consummation of our IPO (excluding the placement shares) which will be subject to forfeiture on a pro-rata basis by Chart’s initial stockholders in the event the last sales price of Chart’s stock does not equal or exceed $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 60 months following the closing of Chart’s initial business combination. An additional number of founder shares equal to 2.5% of Chart’s shares of common stock issued and outstanding (excluding the placement shares) which will be subject to forfeiture on a pro-rata basis by our initial stockholders in the event the last sales price of Chart’s common stock does not equal or exceed $13.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period within 60 months following the closing of our initial business combination.

3.	According to a Schedule 13G filed with the SEC on February 14, 2013, our Sponsor, a Delaware limited liability company, is the holder of 981,250 shares composed of 750,000 founder shares and 231,250 placement shares. The Chart Group L.P. is the direct holder of 307,500 shares and, through its membership interest in our Sponsor, is the indirect holder of 750,000 founder shares and 231,250 placement shares. The Chart Group L.P., the sole managing member of our Sponsor, is a limited partnership that is managed and controlled by its general partner, Antwerp L.L.C., a New York limited liability company. Mr. Brady owns a majority of the membership interests in Antwerp L.L.C., and is its Chief Executive Officer and a member of its Management Committee. As such, Mr. Brady may be deemed to have effective control of Antwerp L.L.C. and thereby effective control over The Chart Group L.P. and our Sponsor and may exercise voting and dispositive power with respect to the shares held by our Sponsor and The Chart Group L.P. Consequently, Mr. Brady may be deemed the beneficial owner of 1,288,750 shares composed of 1,057,500 founder shares and 231,250 placement shares, held by our Sponsor. Mr. Brady directly holds 108,750 of our founder shares. Mr. Brady disclaims beneficial ownership over any shares owned by The Chart Group L.P. or our Sponsor over which he does not have any pecuniary interest. As a result of the execution of the Supporting Stockholder Agreement entered into in connection with the Merger Agreement (and the voting provisions contained therein), Tempus and Messrs. Gulbin and Terry may be deemed to beneficially own these shares. Tempus and Messrs. Gulbin and Terry each have disclaimed beneficial ownership of such shares as reported in a Schedule 13D filed by Tempus and Messrs. Gulbin and Terry with the SEC on January 7, 2015.

4.	Mr. Wright holds 237,500 shares composed of 225,000 founder shares and 12,500 placement shares. As a result of the execution of the Supporting Stockholder Agreement entered into in connection with the Merger Agreement (and the voting provisions contained therein), Tempus and Messrs. Gulbin and Terry may be deemed to beneficially own these shares. Tempus and Messrs. Gulbin and Terry each have disclaimed beneficial ownership of such shares as reported in a Schedule 13D filed by Tempus and Messrs. Gulbin and Terry with the SEC on January 7, 2015.

5.	Messrs. Ridge, Kerrey and Medina, respectively, hold 37,500 founder shares.

6.	Cowen Group, Inc. has indirect sole voting and dispositive power over Cowen through its ownership of Ramius Advisors, LLC a wholly-owned subsidiary of Cowen Group, Inc. and the general partner of Cowen. This amount includes placement shares beneficially owned by Cowen. As Chairman and Chief Executive Officer of Cowen Group, Inc., Peter Cohen may be deemed to control or share control of Cowen Group, Inc. Peter Cohen’s business address is c/o Ramius Advisors, LLC, 599 Lexington Avenue, 19th Floor, New York, New York 10022. Andrew Cohen, who is the managing director of Ramius Advisors, LLC, has voting and dispositive power with respect to the shares held by Cowen. Each of Peter Cohen and Andrew Cohen disclaims beneficial ownership of any securities over which he does not have pecuniary interest. As a result of the execution of the Supporting Stockholder Agreement entered into in connection with the Merger Agreement (and the voting provisions contained therein), Tempus and Messrs. Gulbin and Terry may be deemed to beneficially own these shares. Tempus and Messrs. Gulbin and Terry each have disclaimed beneficial ownership of such shares as reported in a Schedule 13D filed by Tempus and Messrs. Gulbin and Terry with the SEC on January 7, 2015.

7.	According to a Schedule 13G filed with the SEC on February 14, 2013 by Kendall Family Investments, LLC and Mr. Louis M. Bacon, through its membership interest in our Sponsor, Kendall Family Investments, LLC is the indirect holder of 962,500 shares composed of 212,500 placement shares and 750,000 founder shares. Kendall Family Investments, LLC is controlled by Louis M. Bacon, who has voting and dispositive power over its securities. The principal business office of each of Kendall Family Investments, LLC and Mr. Bacon is located at 1251 Avenue of the Americas, New York, New York 10020.

8.	According to Amendment No. 2 to Schedule 13G filed with the SEC on January 30, 2015 by Citigroup Inc., the reporting person has shared voting and dispositive power over 571,003 shares of common stock. The address of the reporting person is 399 Park Avenue, New York, New York 1022.

9.	According to a Schedule 13G filed with the SEC on February 14, 2013 by Fir Tree, Inc. (“Fir Tree”), the reporting person beneficially owns 675,000 shares of common stock. Fir Tree may be deemed to beneficially own the 675,000 shares of common stock purchased by certain private investment funds for which Fir Tree serves as the investment manager. Fir Tree has been granted investment discretion over the shares of common stock held by certain private investment funds for which Fir Tree serves as the investment manager, and thus, has the shared power to direct the vote and disposition of 675,000 shares of common stock. The reporting person has an address at 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

10.	Based on information contained in Amendment No. 4 to Schedule 13G filed on February 17, 2015 by AQR Capital Management, LLC (“AQR”), AQR serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 1,402,950 shares of common stock. AQR Capital Management, LLC serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 14.4% of the reported securities. The reporting persons have an address at Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

11.	According to Amendment No. 2 to Schedule 13G filed on February 5, 2015 by BlueMountain Capital Management, LLC and BlueMountain GP Holdings, LLC, BlueMountain Capital Management, LLC has shared voting and dispositive power over 603,315 shares of common stock. BlueMountain GP Holdings, LLC has shared voting and dispositive power over 524,582 shares of common stock. The address of the principal business office of each of the reporting persons is 280 Park Avenue, 12th Floor, New York, New York 10017.

12.	According to a Schedule 13G filed on February 13, 2014 by TD Asset Management Inc., the reporting person has sole voting and dispositive power of 725,000 shares of common stock. The address of the principal place of business office of the reporting person is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.

13.	According to Amendment No.1 to Schedule 13G filed on February 14, 2014 by Polar Securities Inc., it shares voting and dispositive power with North Pole Capital Master Fund of 693,955 shares of common stock. The address of the business office of each of the reporting persons is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

14.	According to a Schedule 13G filed on February 17, 2015 by Deutsche Bank AG, the reporting person has sole voting and dispositive power of 496,946 shares of common stock. The address of the principal place of business office of the reporting person is Taunusanlage 12, 60325 Frankfurt am Main, Federal Republic of Germany.

Changes in Control

On January 5, 2015, we entered into the Merger Agreement and related agreements in connection with the Business Combination, as described in “Item 1-Business-Merger Agreement with Tempus Applied Solutions, LLC.” For additional information regarding the Merger Agreement and the Business Combination, see the Form S-4.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Founder Shares

On August 9, 2011, the Company issued to Chart Acquisition Group LLC, our sponsor, in a private placement 2,156,250 shares of restricted common stock, which we refer to as the founder shares, for an aggregate purchase price of $25,000.   In January 2012, Chart Acquisition Group LLC, our sponsor, transferred an aggregate of 337,500 founder shares to Mr. Wright, Governor Thomas Ridge and Senator Joseph Robert Kerrey, each of whom is one of our officers and/or directors, and Timothy N. Teen, a former director, and an aggregate of 890,625 shares to The Chart Group, L.P., the sole managing member of our sponsor. Subsequently in January 2012, The Chart Group, L.P. transferred an aggregate of 525,469 founder shares to certain of our officers and certain affiliates and officers of The Chart Group, L.P.   On April 17, 2012, our sponsor transferred an aggregate of 37,500 founder shares to Manuel D. Medina, who joined our Board in March 2012.  In connection with Mr. Krieg’s appointment to our Board, our sponsor intends to issue to Mr. Krieg an option to purchase 37,500 founder shares at an exercise price equal to the closing price of our common stock on the NASDAQ Capital Market on the date of issuance in order to align his equity holdings in the Company to each other independent director of the Company.

An aggregate of 281,250 founder shares were forfeited in January 2013 because the underwriters of our initial public offering, or IPO, did not exercise their over-allotment option.

The founder shares and the placement shares, which are described below, are identical to the shares of common stock included in the units that were sold in our IPO except that (i) the founder shares and the placement shares are subject to certain transfer restrictions as described above, and (ii) each of the initial stockholders and Cowen has agreed not to redeem any of the founder shares or placement shares, as the case may be, held by them in connection with the consummation of an initial business combination, and each has also waived its rights to participate in any redemption with respect to its initial shares and placement shares, as the case may be, if the Company fails to consummate an initial business combination.

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

Placement Units

Simultaneously with the closing of our IPO, our sponsor, Mr. Wright and Cowen, an affiliate of Peter Cohen, purchased an aggregate of, 375,000 units (the “placement units”) from the Company at a price of $10.00 per unit, each unit consisting of one share of common stock (“placement shares”) and a warrant to purchase one share of common stock (“placement warrants”), for an aggregate purchase price of $3,750,000, in private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Our sponsor purchased 231,250 of such placement units, Mr. Wright purchase 12,500 of such placement units and Cowen purchased 131,250 of such placement units.  The placement warrants are identical to the warrants sold in the IPO except that, (i) if held by the initial holders or their permitted assigns, they (a) whenever exercisable, may be exercised for cash or on a cashless basis at the option of the holder; and (b) will not be redeemable by the Company, and (ii) the placement warrants issued to Cowen, so long as held by Cowen or any of its related persons under FINRA rules, expire five years from the effectiveness of the registration statement. In addition, the placement warrants and placement shares are subject to transfer restrictions until 30 days following the consummation of the initial business combination.

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

Pursuant to a registration rights agreement entered into concurrently with our IPO, our initial stockholders and Cowen, and their respective permitted transferees, can demand that we register the founder shares, placement units, placement shares and placement warrants, and the shares of common stock issuable upon exercise of the placement warrants, as the case may be. The registration rights will be exercisable with respect to the founder shares, the placement units, placement shares and the placement warrants and the shares of common stock issuable upon exercise of such placement warrants at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities.

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

Notes Payable to Sponsor

We issued a $175,000 unsecured non-interest bearing promissory note to our Sponsor, on August 9, 2011, which was amended on March 31, 2012 and September 30, 2012, respectively. The proceeds from the loan were used to fund organizational and offering expenses incurred or expected to be incurred by us. The note was repaid in full on December 19, 2012.

We issued a $246,667 unsecured non-interest bearing promissory note to our Sponsor on February 10, 2014. The proceeds from the loan were used for working capital purposes. The principal balance of the note was initially payable on the earlier of (i) the date that is nine (9) months from the date of the note or (ii) the date on which Chart consummates an initial business combination. The notes are convertible at our Sponsor’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of Chart. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 and (ii) the date on which we consummate our initial business combination.

We issued a $215,834 unsecured non-interest bearing promissory note to our Sponsor on September 9, 2014. The proceeds from the loan were used for working capital until we consummate our initial business combination. The notes are convertible at our Sponsor’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of Chart. These warrants would be identical to the placement warrants.

We issued a $246,667 unsecured non-interest bearing promissory note to our Sponsor on September 9, 2014. The proceeds from the loan were used for working capital purposes. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which we consummate our initial business combination.

We issued a $277,500 unsecured non-interest bearing promissory note to our Sponsor on February 4, 2015. The proceeds from the loan will be used for working capital purposes. Payment on this note is due on the earlier of: (i) March 13, 2015 and (ii) the date on which we consummate our initial business combination.

If the Extension Amendment and the Trust Amendment are approved (and not abandoned), it is expected that the maturity dates of these promissory notes will be extended to the earlier of: (i) June 13, 2015 and (ii) the date on which the Company consummates its initial business combination.

Notes Payable to Affiliates

We issued a $140,000 unsecured non-interest bearing promissory note to Cowen, an affiliate of one of our directors, on February 4, 2014. The proceeds from the loan were used for working capital purposes. The principal balance of the note was initially payable on the date of the consummation of an initial business combination. The notes are convertible at Cowen’ election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of Chart. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 and (ii) the date on which we consummate our initial business combination.

We issued a $122,500 unsecured non-interest bearing promissory note to Cowen on September 9, 2014. The proceeds from the loan were used for working capital purposes. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which we consummate our initial business combination. The notes are convertible at Cowen’ election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of Chart. These warrants would be identical to the placement warrants.

We issued a $140,000 unsecured non-interest bearing promissory note to Cowen on September 9, 2014. The proceeds from the loan were used for working capital purposes. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which we consummate our initial business combination.

We issued a $13,333 unsecured non-interest bearing promissory note to Mr. Wright, our Chairman and Chief Executive Officer, on February 7, 2014. The proceeds from the loan were used for working capital purposes. The principal balance of the note was initially payable on the date of the consummation of an initial business combination. The notes are convertible at Mr. Wright’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of Chart. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 and (ii) the date on which we consummate our initial business combination.

We issued a $11,666 unsecured non-interest bearing promissory note to Mr. Wright on September 9, 2014. The proceeds from the loan were used for working capital purposes. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which we consummate our initial business combination. The notes are convertible at Mr. Wright’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of Chart. These warrants would be identical to the placement warrants.

We issued a $13,333 unsecured non-interest bearing promissory note to Mr. Wright on September 9, 2014. The proceeds from the loan were used for working capital purposes. Payment on the notes are due on the earlier of: (i) March 13, 2015 and (ii) the date on which we consummate our initial business combination.

We issued $157,500 unsecured non-interest bearing promissory note on February 4, 2015 to Cowen and $15,000 unsecured non-interest bearing promissory note to Mr. Wright. The proceeds from the loan will be used for working capital purposes. Payment on the notes are due on the earlier of: (i) March 13, 2015 and (ii) the date on which we consummate our initial business combination.

If the Extension Amendment and the Trust Amendment are approved (and not abandoned), it is expected that the maturity dates of these promissory notes will be extended to the earlier of: (i) June 13, 2015 and (ii) the date on which the Company consummates its initial business combination.

Administrative Services Agreement

In accordance with the terms of an Administrative Services Agreement, the Company pays Chart Group L.P., an affiliate of our sponsor, a total of $10,000 per month for office space and general and administrative services.  Services commenced on December 14, 2012, the date our securities were first listed on the NASDAQ Capital Market, and will terminate upon the earlier of the consummation of an initial business combination or the liquidation of the Company.

Warrant Tender Offer; Escrow Deposit

In connection with the IPO, our Sponsor, Mr. Wright and Cowen collectively committed to offer to purchase up to 3,750,000 of Chart’s issued and outstanding warrants at a purchase price of $0.60 per warrant in a tender offer that would commence after Chart’s announcement of a business combination and would close upon the consummation of such initial business combination. The proposed purchase price of $0.60 was determined by our Sponsor, Mr. Wright and Cowen in consultation with the representatives of the underwriters of the IPO and based on these entities’ knowledge of the securities markets.

Our Sponsor, Mr. Wright and Cowen initially deposited an aggregate of $2,250,000 with Continental Stock Transfer & Trust Company into a segregated escrow account (representing $0.60 per warrant for up to 3,750,000 warrants). More specifically, our Sponsor initially deposited $1,387,500, Mr. Wright deposited $75,000 and Cowen deposited $787,500. The funds held in the escrow account were to be invested only in United States treasuries or in money market funds that invest solely in United States treasuries with a maturity of 180 days or less.

In August 2014, our Sponsor, Mr. Wright and Cowen commenced the Initial Warrant Tender Offer to purchase up to 7,500,000 of Chart’s issued and outstanding warrants at a purchase price of $0.30 per warrant in connection with a special meeting of Chart’s stockholders to approve, among other matters, an amendment to Chart’s existing charter extending the date by which Chart must consummate its initial business combination from September 13, 2014 to March 13, 2015. A total of 7,700 warrants were validly tendered and not withdrawn in the Initial Warrant Tender Offer. In September 2014, our Sponsor, Mr. Wright and Cowen accepted for purchase all such warrants for an aggregate purchase price of $2,310.

Our Sponsor, Mr. Wright, and Cowen intend to commence a warrant tender offer (the “Warrant Tender Offer”) to purchase up to 3,746,150 warrants at a purchase price of $0.60 per warrant, which will be consummated, if at all, upon the consummation of a business combination.

Each of our Sponsor, Mr. Wright and Cowen has agreed not to tender its placement warrants in the Warrant Tender Offer. Through the Warrant Tender Offer, the initial holders will effectively offer to purchase up to 50% (after giving effect to the 7,700 warrants tendered to, and purchased by, our Sponsor, Mr. Wright, and Cowen in the Initial Warrant Tender Offer on September 11, 2014) of the warrants sold as part of the units in the IPO. The Warrant Tender Offer will not be conditioned upon any minimum number of warrants being tendered. In the event the aggregate number of public warrants validly tendered by the public warrant holders exceeds 3,746,150, each validly submitted offer to sell will be reduced on a pro rata basis in accordance with the terms of the offer to purchase that will be provided to the public warrant holders in connection with the Warrant Tender Offer.

If Chart is unable to consummate its business combination within the allotted time, holders of Chart’s outstanding public warrants will receive a pro-rata portion of the proceeds on deposit in this escrow account ($0.30 per warrant) as promptly as reasonably possible but no more than five business days thereafter, after which time such warrants will expire worthless. Interest earned on the amount deposited in the escrow account, if any, will be paid to our Sponsor, Mr. Wright and Cowen in accordance with the terms of the escrow agreement.

Advances for Expenses

Our Sponsor and an affiliate of our Sponsor had also advanced to Chart an aggregate of $205,000 to cover expenses related to the IPO. The promissory notes were repaid in full on December 19, 2012.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction. For related party transactions of Tempus, see the section “Certain Relationships and Related Transactions Concerning Tempus” of the Form S-4.

Director Independence

The NASDAQ rules require that a majority of the board of directors of a company listed on NASDAQ must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Item 14.  Principal Accountant Fees and Services.

On June 30, 2014, KPMG LLP acquired certain assets of Rothstein Kass, P.A. (“Rothstein Kass” d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates. As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as our independent registered public accounting firm. Concurrent with such resignation, the Audit Committee approved the engagement of KPMG LLP as our new independent registered public accounting firm. On August 6, 2014, KPMG LLP completed its client evaluation procedures and accepted the engagement. The following is a summary of fees paid or to be paid to Rothstein Kass and KPMG LLP for services rendered during the fiscal years ended December 31, 2014, December 31 2013 and December 31, 2012.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rothstein Kass and KPMG in connection with regulatory filings.  The aggregate fees billed by Rothstein Kass and KPMG for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2012, 2013 and 2014 totaled $70,000, $45,000 and $233,400 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2012 and 2013 and the period from January 1, 2014 to June 30, 2014, we paid Rothstein Kass $9,750 for the year ended December 31, 2013 only. During the period from July 1, 2014 to December 31, 2014, we did not pay KPMG for consultations concerning financial accounting and reporting standards.

Tax Fees. During the years ended December 31, 2012 and 2013 and the period from January 1, 2014 to June 30, 2014, we did not pay Rothstein Kass for tax planning, tax return preparation or tax advice and during the period from July 1, 2014 to December 31, 2014, we paid KPMG $6,000 for tax preparation services only.

All other fees. During the years ended December 31, 2012 and 2013 the period from January 1, 2014 to June 30, 2014, we paid Rothstein Kass $0, $28,500 and $50,000 respectively for advisory services for our due diligence review in connection with the investigation of an acquisition target, and during the period from July 1, 2014 to December 31, 2014, we did not pay KPMG for consulting services.

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

(3)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement. (1)
2.1	Agreement and Plan of Merger, dated January 5, 2015, by and among Tempus Applied Solutions, LLC, the Members of Tempus Applied Solutions, LLC, the Members’ Representative, Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Merger Sub Inc., TAS Merger Sub LLC, the Chart Representative and the Warrant Offerors. (7)
3.1	Amended and Restated Certificate of Incorporation. (8)
3.2	Bylaws.(3)
4.1	Specimen Unit Certificate.(4)
4.2	Specimen Common Stock Certificate.(4)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4). (9)
4.4	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (9)
10.1	Amended and Restated Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (8)
10.2	Registration Rights Agreement among the Registrant and security holders. (1)
10.3	Amended and Restated Letter Agreement by and among the Registrant, certain of the Registrant’s security holders and the officers and directors of the Company, Deutsche Bank Securities, Inc. and Cowen and Company, LLC. (9)

10.4	Securities Purchase Agreement dated August 9, 2011 between the Registrant and Chart Acquisition Group LLC.(6)
10.5	Third Amended and Restated Placement Unit Subscription Agreement between the Registrant and Sponsor. (2)
10.6	Third Amended and Restated Placement Unit Subscription Agreement between the Registrant and Cowen Overseas Investment LP. (2)
10.7	Letter Agreement between Chart Acquisition Group LLC and Registrant regarding administrative support. (1)
10.8	Form of Indemnity Agreement.(3)
10.9	Second Amended and Restated Placement Unit Subscription Agreement between the Registrant and Joseph Wright.(2)
10.10	Amended and Restated Escrow Agreement among Sponsor, Joseph Wright, Cowan Overseas, Continental Stock Transfer & Trust Company and Cowan and Company, LLC. (9)
10.11	Promissory Note dated as of December 11, 2012, issued to the Chart Group, LP (1)
10.12	Promissory Note dated as of February 7, 2014, issued to Joseph R. Wright (10)
10.13	Promissory Note dated as of February 4, 2014, issued to Cowen Overseas Investment LP (10)
10.14	Promissory Note dated as of February 11, 2014, issued to Chart Acquisition Group LLC (10)
10.15	Form of Convertible Promissory Note, dated September 9, 2014 (9)
10.16	Form of Promissory Note, dated September 9, 2014 (9)
14.1	Code of Business and Ethics.(5)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).^
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).^
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350^
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350^

101.INS*	XBRL Instance Document
101.XSD*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 19, 2012.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on November 20, 2012.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on March 6, 2012.
(4)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on December 13, 2011.
(5)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on November 22, 2011.
(6)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on October 13, 2012.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2015.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 5, 2014.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 12, 2014.
(10)	Incorporated by reference to the Company’s Form 10-K filed with the Commission on March 17, 2014.

*	Filed herewith
^	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Chart Acquisition Corp.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chart Acquisition Corp.:

We have audited the accompanying balance sheet of Chart Acquisition Corp. (the “Company”) as of December 31, 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chart Acquisition Corp. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company has adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-10 (ASU No. 2014-10) and Accounting Standards Update No. 2014-15 (ASU No. 2014-15) for the year ended December 31, 2014. ASU 2014-10 resulted in the Company revising its financial statement presentation by removing references to being a development stage company and eliminating incremental financial reporting requirements to present inception-to-date financial information in the statements of operations, stockholder’s equity and cash flows. ASU No. 2014-15 provided guidance on management’s responsibility in evaluating whether there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will cease all operations, except for the purpose of winding up, redeem all public shares outstanding and dissolve and liquidate in the event that the Company does not consummate an initial business combination by March 13, 2015. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

New York, New York

March 10, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Chart Acquisition Corp.:

We have audited the accompanying balance sheet of Chart Acquisition Corp. (the “Company”) as of December 31, 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will cease all operations, except for the purpose of winding up, redeem all public shares outstanding and dissolve and liquidate in the event that the Company does not consummate a business combination. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

New York, New York

March 14, 2014

CHART ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current Assets:
Cash	$146,669	$118,706
Due from Sponsor	660	409
Prepaid Expenses	39,002	87,252
Total Current Assets	186,331	206,367

Non-current Assets:
Cash and Investments Held in Trust Account	65,355,296	75,048,721
Total Assets	$65,541,627	$75,255,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,184,357	$194,115
Due to Affiliate	1,442	1,442
Notes Payable, Sponsor	709,168	-
Notes Payable, Affiliate of Sponsor	440,832	-
Total Current Liabilities	3,335,799	195,557

Deferred Underwriting Fee	2,343,750	2,343,750
Warrant Liability, at fair value	4,331,250	5,906,250
Total Liabilities	10,010,799	8,445,557

Common stock subject to possible redemption; 5,053,083 and 6,180,953 shares at $10.00 per share at December 31, 2014 and December 31, 2013, respectively	50,530,827	61,809,530

Stockholders' Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value; 29,000,000 shares authorized; 3,732,226 and 3,569,047 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively (excluding 5,053,083 and 6,180,953 shares subject to possible redemption, respectively)	373	357
Additional Paid-in Capital	7,716,839	6,085,062
Accumulated Deficit	(2,717,211)	(1,085,418)
Total Stockholders' Equity	5,000,001	5,000,001
Total Liabilities and Stockholders' Equity	$65,541,627	$75,255,088

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue	$-	$-	$-

Formation and Operating Costs	-	-	3,469
Professional Fees	2,617,280	534,484	21,356
Insurance	177,900	165,865	11,883
Filing Fees	78,499	77,904	11,618
Overhead Costs	120,000	120,000	5,000
Other Expenses	226,784	175,282	6,751
Total general and administrative expenses	3,220,463	1,073,535	60,077

Loss from Operations	(3,220,463)	(1,073,535)	(60,077)

Other Income:
Interest Income	13,670	46,900	1,821
Change in Fair Value of Warrant Liability	1,575,000	-	-

Net Loss Attributable to Common Stockholders	$(1,631,793)	$(1,026,635)	$(58,256)

Weighted Average Number of Common Shares Outstanding, basic and diluted	3,541,784	3,378,823	2,212,758
Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.46)	$(0.30)	$(0.03)

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 For the Years Ended December 31, 2013 and 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par	Capital	Deficit	Equity

Balances, January 1, 2013	3,747,633	$375	$5,058,409	$(58,783)	$5,000,001

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(281,250)	(28)	28	-	-

Change in shares subject to possible redemption to 6,180,953 shares at December 31, 2013	102,664	10	1,026,625	-	1,026,635

Net loss attributable to common stockholders	-	-	-	(1,026,635)	(1,026,635)

Balances, December 31, 2013	3,569,047	357	6,085,062	(1,085,418)	5,000,001

Redemption of 964,691 shares	(964,691)	(96)	(9,646,814)	-	(9,646,910)

Change in shares subject to possible redemption to 5,053,083 shares at December 31, 2014	1,127,870	112	11,278,591	-	11,278,703

Net loss attributable to common stockholders	-	-	-	(1,631,793)	(1,631,793)

Balances, December 31, 2014	3,732,226	$373	$7,716,839	$(2,717,211)	$5,000,001

 The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013

Cash Flows from Operating Activities
Net Loss	$(1,631,793)	$(1,026,635)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in Fair Value of Warrant Liability	(1,575,000)	-
Change in operating assets and liabilities:
Prepaid Expenses	48,250	(82,016)
Accounts Payable and Accrued Expenses	1,990,242	143,593
Interest – net of interest expense on Trust Account	(13,645)	(46,900)
Interest withdrawn from Trust Account	60,160
Due to Affiliate	-	120
Due from Sponsor	(251)	-
Net Cash Used In Operating Activities	(1,122,037)	(1,011,838)

Cash Flows from Financing Activities
Proceeds from Note Payable, Affiliate of Sponsor	440,832	-
Proceeds from Note Payable, Sponsor	709,168	-
Payment of Offering Costs	-	(16,920)
Net Cash Provided by (Used In) Financing Activities	1,150,000	(16,920)
Net Increase (Decrease) in Cash	27,963	(1,028,758)
Cash at Beginning of the Period	118,706	1,147,464
Cash at Ending of the Period	$146,669	$118,706

Supplemental Disclosure of Cash Flow Information:
Cash paid for state franchise tax	$141,707	$5,133
Proceeds from sale of securities into Trust Account	$9,646,910	$-
Distribution of proceeds from Trust Account	$(9,646,910)	$-

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

1.            DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Chart Acquisition Corp. (“Chart,” the “Company,” “we” or “us”) was incorporated in Delaware on July 22, 2011. The Company is a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or similar business combination, one or more operating businesses or assets (an “initial business combination”). The Company has neither engaged in any operations nor generated any revenues to date. The Company has selected December 31 as its fiscal year end.

At December 31, 2014, the Company had not commenced any operations. All activity through December 31, 2014 relates to the Company’s formation, initial public offering (“public offering”) described below in Note 4, and search for an initial business combination. See Note 13 for a description of the definitive agreements the Company entered into with Tempus Applied Solutions, LLC (“Tempus”) to complete an initial business combination, including a merger agreement.

The registration statement for the public offering was declared effective on December 13, 2012. The Company consummated the public offering on December 19, 2012 and received net proceeds of approximately $76,120,000 which includes $3,750,000 received from the private placement of 375,000 units to Chart Acquisition Group LLC, a Delaware limited liability Company (the “Sponsor”) and is net of approximately $2,630,000 of legal, accounting and underwriting fees. The Sponsor, Joseph Wright, the Company’s chief executive officer and chairman of the board and Cowen Overseas Investment LP (“Cowen”), an affiliate of Cowen and Company, LLC, one of the lead underwriters of the public offering, each purchased units consisting of one share of common stock and a warrant to purchase one share of common stock (the “private placement”—Note 5).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the public offering, although substantially all of the net proceeds of the public offering are intended to be generally applied toward effecting an initial business combination. Net proceeds of approximately $75,000,000 from the public offering and simultaneous private placements of the placement units (as described below in Note 5) were originally deposited in a trust account in the United States maintained by Continental Stock Transfer & Trust Company (“Continental”), acting as trustee (“Trust Account”). The proceeds held in the Trust Account are invested only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. Except for interest income earned on the Trust Account balance and released to us for working capital purposes and to pay taxes or dissolution expenses, if any, our amended and restated certificate of incorporation provides that none of the funds held in trust will be released from the Trust Account, until the earlier of (i) the consummation of our initial business combination; (ii) the expiration or termination of any tender offer conducted by the Company in connection with a proposed initial business combination not otherwise withdrawn; (iii) the redemption of the Company’s public shares if it is unable to consummate an initial business combination by March 13, 2015 (which date has been extended from September 13, 2014, as described below), subject to applicable law; or (iv) otherwise upon its liquidation or in the event its management resolves to liquidate the Trust Account and ceases to pursue the consummation of an initial business combination prior to March 13, 2015 (which date has been extended from September 13, 2014, as described below). The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of the Company’s public stockholders.

On September 5, 2014, the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, the stockholders approved the following items: (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter”) extending the date by which the Company must consummate its initial business combination from September 13, 2014 to March 13, 2015, (ii) an amendment to the Charter permitting stockholders to redeem their public shares for a pro rata portion of the funds available in the Trust Account and authorizing the Company and Continental, the trustee of the Trust Account, to disburse such redemption payments and (iii) an amendment and restatement of the investment management trust agreement (as amended and restated, the “Trust Agreement”) between the Company and Continental permitting distributions from the Trust Account to those persons holding shares of common stock comprising part of the units sold in the public offering who wish to exercise their redemption rights in connection with the Meeting, and extending the date on which to liquidate the Trust Account in accordance with the Trust Agreement to March 13, 2015. The affirmative vote of holders of at least sixty-five percent of the issued and outstanding shares of the Company was required to approve each of the proposals.

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

1.            DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS — (continued)

In connection with the Meeting, 964,691 shares were redeemed by the Company at a price of $10.00 per share, for a total redemption amount of $9,646,910. As of December 31, 2014, $65,355,296 was held in the Trust Account after the foregoing redemptions.

Initial Business Combination

For the purposes of consummating an initial business combination, the Company is not limited to a particular industry or geographic region, although its management team intends to focus on operating businesses in the following sectors: the provision and/or outsourcing of government services. The management team anticipates structuring an initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. It may also, however, structure an initial business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest.

We have recently entered into an agreement and plan of merger with such a business, and we are in the process of preparing documentation with which to present our proposed business combination with that business to our stockholders, who must approve the proposed business combination. On January 5, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tempus, a Delaware limited liability company and other related parties, as described in further detail below. Hereafter, we may refer to all the transactions contemplated by the Merger Agreement as the “Business Combination.” The consummation of the Business Combination is subject to other conditions, and there can be no assurance that the Business Combination will be consummated. For additional information regarding the Merger Agreement and Tempus, see note 13. The consummation of the Business Combination is subject to other conditions, and there can be no assurance that the Business Combination will be consummated.

The Company may consummate the initial business combination and conduct the redemptions without stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and may file tender offer documents with the with the Securities and Exchange Commission (the “SEC”).

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Liquidation and Going Concern

If the Company does not consummate an initial business combination by March 13, 2015, it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for working capital purposes, the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining stockholders and board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern.

As of December 31, 2014, we had a cash balance of $146,669, held outside of the Trust Account after issuance of $1,150,000 in promissory notes, which is available for use by us to cover the costs associated with identifying a target business and negotiating an initial business combination and other general corporate uses. On February 4, 2015, we issued an additional $450,000 in promissory notes, which funds are available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. We believe that we have sufficient funds available to conduct the normal operations of the business. However, we may need to obtain additional financing from our Sponsor, Cowen and Mr. Wright to consummate our initial business combination with an operating business by March 13, 2015.

2.            BASIS OF PRESENTATION

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

2.            BASIS OF PRESENTATION — (continued)

In July 2014, the Company identified and corrected an error related to the accounting for the Company’s changes in amounts subject to possible redemption for the year ended December 31, 2013. The Company determined that its changes in amounts subject to possible redemption should have been accounted for as an adjustment to additional paid-in capital instead of as an adjustment to accumulated deficit. There was no change in previously reported total assets, total liabilities, common stock subject to possible redemption or net loss attributable to common shares for any of the periods. The accompanying financial statements were revised to reflect a balance in accumulated deficit with a corresponding increase of additional paid-in capital as of December 31, 2013 and 2012.  In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were not material to each of the prior reporting periods affected and no amendments of previously filed Form 10-Q or Form 10-K reports with the SEC are required. We have reassessed the effect of this error as of December 31, 2014 and believe no further adjustment is required.

Recently Adopted Accounting Standards

The Company complied with the reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 915, “Development Stage Entities” (Topic 915). As of December 31, 2014, the Company adopted FASB Accounting Standards Update No. 2014-10 (ASU No. 2014-10) to Topic 915, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in ASU No. 2014-10 simplify the accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs, by eliminating the requirement for development stage entities to present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity.

As of December 31, 2014, the Company adopted FASB Accounting Standards Update No. 2014-15, which provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures.

As of December 31, 2014, the Company’s financial statements have been presented to conform with the reporting and disclosure requirements of the above standards.

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For all periods presented, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per share for periods presented.

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Cash and Investments Held in Trust Account

The Company records the cash and investments held in the Trust Account in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.”

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Tax

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2014 and 2013, the Company had net deferred tax assets of approximately $951,000 and $378,000, respectively, before any valuation allowance, mainly related to change in the fair value of its warrant liability, net operating loss carry forwards and startup costs. The income taxes differed from the 35% expected rate due to the valuation allowance on its deferred tax assets. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

As of December 31, 2014, the Company has federal net operating loss carryforwards of $108,000 that will begin to expire in 2032.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2014. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2014.

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

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

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

Redeemable Common Stock

As discussed in Note 1, all of the common shares sold as part of the units in the public offering and still outstanding at December 31, 2014 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

Redeemable Common Stock— (continued)

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at December 31, 2014 and 2013, public shares of 5,053,083 and 6,180,953, respectively, are classified outside of permanent equity at its redemption value. The redemption value (approximately $10.00 at December 31, 2014) is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for working capital purposes or the payment of taxes.

4.            PUBLIC OFFERING

In the public offering, the Company sold 7,500,000 units at a purchase price of $10.00 per unit. Each unit consists of (i) one share of the Company’s common stock, $0.0001 par value (“common stock”), and (ii) one warrant to purchase one share of common stock (“warrant”). Each warrant entitles the holder to purchase one share of common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of an initial business combination and one year from the date of the prospectus for the public offering, and will expire five years from the date of the initial business combination, or earlier upon redemption or liquidation. The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ prior written notice after the warrants become exercisable, only in the event that the last sales price of the common stock (or the closing bid price of the common stock in the event shares of our common stock are not traded on any specific trading day) equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is given. In the event that a registration statement is not effective at the time of exercise, the holders of the warrants shall not be entitled to exercise such warrants (except on a cashless basis under certain circumstances) and in no event except as disclosed in Note 7 (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrants and the warrants will expire worthless. For a further discussion of the warrants, please refer to the following two paragraphs and to Note 7.

In connection with our initial public offering, our Sponsor, Mr. Wright, and Cowen collectively committed to offer to purchase up to 3,750,000 of our issued and outstanding warrants at a purchase price of $0.60 per warrant in a proposed tender offer that would commence after our announcement of our initial business combination and expire upon the consummation of such initial business combination. The proposed purchase price of $0.60 was determined by our Sponsor, Mr. Wright and Cowen in consultation with the representatives of the underwriters of our initial public offering and based on these entities’ knowledge of the securities markets.

In connection with our initial public offering, our Sponsor, Mr. Wright and Cowen Overseas deposited an aggregate of $2,250,000 with Continental into a segregated escrow account (representing $0.60 per warrant for up to 3,750,000 warrants). More specifically, the Sponsor deposited $1,387,500, Mr. Wright deposited $75,000 and Cowen Overseas deposited $787,500. The funds held in the escrow account were to be invested only in United States treasuries or in money market funds that invest solely in United States treasuries with a maturity of 180 days or less.

5.            RELATED PARTY TRANSACTIONS

Private Placement

On August 9, 2011, the Company issued to the Sponsor in a private placement 2,156,250 shares (after giving effect to its 0.75-for-1 reverse stock split effectuated on July 10, 2012) of restricted common stock for an aggregate purchase price of $25,000, of which 281,250 shares were forfeited in January 2013. The founder shares will not be released from transfer restrictions until: (i) one year after the consummation of the Company’s initial business combination or earlier if, subsequent to its initial business combination, the last sales price of its common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after its initial business combination, or (ii) the date on which it consummates a liquidation, merger, stock exchange or other similar transaction after its initial business combination that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The Sponsor, Mr. Wright and Cowen Overseas purchased, simultaneously with the closing of the public offering, 375,000 units (the “placement units”) from the Company at a price of $10.00 per unit, each unit consisting of one share of common stock (“placement shares”) and a warrant to purchase one share of common stock (“placement warrants”) for an aggregate purchase price of $3,750,000 in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The placement warrants are identical to the warrants sold in the public offering except that, (i) if held by the initial holders or their permitted assigns, they (a) whenever exercisable, may be exercised for cash or on a cashless basis at the option of the holder; and (b) will not be redeemable by the Company, and (ii) the placement warrants issued to Cowen Overseas, so long as held by Cowen Overseas or any of its related persons under FINRA rules, expire five years from the effectiveness of the registration statement. In addition, the placement warrants and placement shares are subject to transfer restrictions until 30 days following the consummation of the initial business combination.

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

5.            RELATED PARTY TRANSACTIONS — (continued)

Private Placement— (continued)

The founder shares and the placement shares are identical to the shares of common stock included in the units that were sold in the public offering except that (i) the founder shares and the placement shares are subject to certain transfer restrictions as described above, and (ii) each of the initial stockholders and Cowen Overseas has agreed not to redeem any of the founder shares or placement shares, as the case may be, held by them in connection with the consummation of an initial business combination, and each has also waived its rights to participate in any redemption with respect to its founder shares and placement shares, as the case may be, if the Company fails to consummate an initial business combination.

However, each of the initial stockholders and Cowen Overseas (as applicable) will be entitled to redeem any public shares it acquires in or after the public offering in the event the Company fails to consummate an initial business combination within the required time period.

In connection with a stockholder vote to approve an initial business combination, if any, each of the Company’s initial stockholders have agreed to vote their founder shares and/or placement shares, as the case may be, in favor of the initial business combination. In addition, the Company’s initial stockholders, officers and directors have each also agreed to vote any shares of common stock acquired in the public offering or in the aftermarket in favor of the initial business combination submitted to stockholders for approval, if any.

The initial holders of the Company’s founder shares and placement shares and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement signed on the date of the Company’s prospectus relating to the public offering.

Such holders are entitled to demand registration rights and certain “piggy-back” registration rights with respect to the founder shares, the placement shares, the placement warrants and the shares of common stock underlying the placement warrants, commencing, in the case of the founder shares, one year after the consummation of the initial business combination and commencing, in the case of the placement shares, the placement warrants and the shares of common stock underlying the placement warrants, 30 days after the consummation of the initial business combination.

Notes Payable to Sponsor

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

 The Company issued a $215,834 unsecured non-interest bearing promissory note to the Sponsor on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at the Sponsor’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants.

The Company issued a $246,667 unsecured non-interest bearing non-convertible promissory note to our Sponsor on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination.

The Company issued a $277,500 unsecured non-interest bearing promissory note to our Sponsor on February 4, 2015. Payment on this note is due on the earlier of: (i) March 13, 2015 and (ii) the date on which the Company consummates an initial business combination.

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

5.            RELATED PARTY TRANSACTIONS — (continued)

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

The Company issued a $140,000 unsecured non-interest bearing non-convertible promissory note to Cowen Overseas on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination.

The Company issued a $13,333 unsecured non-interest bearing promissory note to Mr. Wright on February 7, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note was initially payable on the date of the consummation of an initial business combination. The notes are convertible at Mr. Wright’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 or (ii) the date on which the Company consummates its initial business combination

The Company issued a $11,666 unsecured non-interest bearing promissory note to Mr. Wright on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at Mr. Wright’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants.

The Company issued a $13,333 unsecured non-interest bearing non-convertible promissory note to Mr. Wright on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination.

The Company issued $157,500 unsecured non-interest bearing promissory note on February 4, 2015 to Cowen and $15,000 unsecured non-interest bearing promissory note to Mr. Wright. Payment on the notes are due on the earlier of: (i) March 13, 2015 and (ii) the date on which the Company consummates an initial business combination.

Due to Affiliate

As of December 31, 2014 and 2013, the Chart Group L.P., an affiliate of the Sponsor, has paid certain offering, formation and operating costs on behalf of the Company. The total of such costs do not bear interest, and is due on demand. At December 31, 2014 and 2013, the total amount owed to the Chart Group L.P. is $1,442 and $1,442, respectively.

Administrative Services Agreement

The Company has agreed to pay the Chart Group L.P., an affiliate of the Sponsor $10,000 per month for office space and general and administrative services. Services commenced on December 14, 2012, the date the securities of the Company were first listed on the NASDAQ Capital Market, and will terminate upon the earlier of the consummation by the Company of an initial business combination and the liquidation of the Company.  For the years ended December 31, 2014, 2013 and 2012, the Company incurred $120,000, $120,000 and $5,000, respectively, pursuant to this administrative services agreement. At December 31, 2014, the Company has prepaid $5,000 relative to the administrative services agreement.

6.            COMMITMENTS

The Company paid an underwriting discount of 2.750% (or $2,062,500) of the public unit offering price to the underwriters at the closing of the public offering, with an additional deferred fee of 3.125% (or $2,343,750) of the gross offering proceeds payable to the representatives of the underwriters upon the Company’s consummation of an initial business combination.

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

7.             WARRANT LIABILITY

The Company sold 7,875,000 units in the public offering and private placement, each comprised of one share of common stock and one warrant.  The warrants expire five years after the date of the Company's initial business combination.  The warrants issued contain a cash settlement provision, as provided in the amended and restated warrant agreement in the event of a Fundamental Transaction (as defined therein) after the initial business combination (see below), which requires liability treatment under ASC Topic 815-40-55-2 as the warrant agreement requires net-cash settlement upon a change in control must be classified as an asset or liability.

In connection with our initial public offering, our Sponsor, Mr. Wright, and Cowen collectively committed to offer to purchase up to 3,750,000 of our issued and outstanding warrants at a purchase price of $0.60 per warrant in a proposed tender offer that would commence after our announcement of our initial business combination and expire upon the consummation of such initial business combination. The proposed purchase price of $0.60 was determined by our Sponsor, Mr. Wright and Cowen in consultation with the representatives of the underwriters of our initial public offering and based on these entities’ knowledge of the securities markets.

In connection with our initial public offering, our Sponsor, Mr. Wright and Cowen Overseas deposited an aggregate of $2,250,000 with Continental into a segregated escrow account (representing $0.60 per warrant for up to 3,750,000 warrants). More specifically, the Sponsor deposited $1,387,500, Mr. Wright deposited $75,000 and Cowen Overseas deposited $787,500. The funds held in the escrow account were to be invested only in United States treasuries or in money market funds that invest solely in United States treasuries with a maturity of 180 days or less.

In August 2014, our Sponsor, Mr. Wright and Cowen Overseas commenced a tender offer to purchase up to 7,500,000 of our issued and outstanding warrants at a purchase price of $0.30 per warrant in connection with the in connection with a special meeting of Chart’s stockholders to approve, among other matters, an amendment to Chart’s existing charter extending the date by which Chart must consummate its initial business combination from September 13, 2014 to March 13, 2015. A total of 7,700 warrants were validly tendered and not withdrawn in the tender offer. In September 2014, our Sponsor, Mr. Wright and Cowen Overseas accepted for purchase all such warrants for an aggregate purchase price of $2,310.

Management uses the closing price of the warrants (unless no trade occurred in which case the last trade price is used) for the valuation of the warrants to determine the warrant liability to be $4,331,250 and $5,906,250 as of December 31, 2014 and 2013.  This valuation is revised on a quarterly basis until the warrants are exercised or they expire, with the changes in fair value recorded in the statements of operations.

In the event of a Fundamental Transaction, which can only happen after the initial business combination, at the request of the holder delivered at any time through the date that is 30 days after the public disclosure of the consummation of such Fundamental Transaction by the Company pursuant to a Current Report on Form 8-K filed with the SEC, the Company (or the successor entity to the Company) shall purchase such warrant from the holder by paying to the holder, within five trading days after such request, cash in an amount equal to the Black Scholes Value of the remaining unexercised portion of such warrant on the date of such Fundamental Transaction. Any holder that receives cash pursuant to the immediately preceding sentence shall not receive any Alternate Consideration (as defined in the amended and restated warrant agreement) from such transaction. For purposes hereof, "Black Scholes Value" means the value of the warrant based on the Black-Scholes Option Pricing Model obtained from the "OV" function on Bloomberg using (i) a price per share of common stock equal to the closing sale price of the common stock for the trading day immediately preceding the date of consummation of the applicable Fundamental Transaction, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of such warrant as of such date of request, and (iii) an expected volatility equal to the greater of (A) forty percent (40%) and (B) the 30-day volatility obtained from the “HVT” function on Bloomberg determined as of the trading day immediately following the announcement of the Fundamental Transaction, (iv) a "Style" of "Warrant" and (v) a "Warrant type" of "Capped" where "Call cap" equals $17.50.

8.             INVESTMENT HELD IN TRUST ACCOUNT

Subsequent to the public offering, an amount of $75,000,000 (including $2,343,750 of deferred underwriters’ fee) of the net proceeds of the public offering and private placement, was deposited in a Trust Account and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 have a maturity of 180 days or less until the earlier of the (i) consummation of an initial business combination, or (ii) liquidation of the Company. In connection with the Meeting, 964,691 shares were redeemed by the Company at a price of $10.00 per share, for a total redemption amount of $9,646,910.

As of December 31, 2014, investment securities in the Trust Account consist of $65,353,505 in United States money market mutual fund securities and another $1,791 is held as cash. As of December 31, 2013, investment securities in the Trust Account consisted of $75,043,861 in United States treasury bills and another $4,860 in cash.

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

9.          FAIR VALUE MEASUREMENTS

The Company complies with ASC Topic 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury money market mutual fund held in Trust Account	$65,353,505	$65,353,505	$—	$—
Liabilities:
Warrant Liability	$4,331,250	$—	$4,331,250	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$75,044,999	$75,044,999	$—	$—
Liabilities:
Warrant Liability	$5,906,250	$—	$5,906,250	$—

The fair values of the Company's investments held in the Trust Account and warrant liability are determined through market, observable and corroborated sources.

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

10.          STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 29,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share.

As of December 31, 2014 and, 2013, there were 3,732,226 and 3,569,047 shares of common stock outstanding, respectively (excluding 5,053,083 and 6,180,953 shares subject to possible redemption, respectively).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2014 and 2013, the Company has not issued any shares of preferred stock.

11.	INITIAL BUSINESS COMBINATION

On July 16, 2014, the Company announced that it signed definitive agreements to complete an initial business combination with Tempus Intermediate Holdings, LLC ("Tempus Intermediate").  Pursuant to the definitive agreements, at the closing, a subsidiary of the Company was required to issue to the equity holders of Tempus Intermediate’s equity interests exchangeable for approximately 10 million shares of the Company's common stock and was required to assume liabilities of Tempus Intermediate, representing a total purchase price of $140.0 million, subject to adjustments as defined in the definitive agreements. The cash held in the Trust Account was to be used to fund any redemption by the Company’s public stockholders and the payment of transaction fees and expenses, with the remaining cash to be used for working capital. On January 5, 2015, the definitive agreements relating to the business combination with Tempus Intermediate were terminated. For a discussion of the Business Combination, refer to Note 13.

12.	COMPLIANCE

The Company received a written notice on September 2, 2014 from the staff of the Listing Qualifications Department of NASDAQ indicating that the Company was not in compliance with Listing Rule 5550(a)(3), which requires the Company to maintain a minimum of 300 public holders for continued listing on the NASDAQ Capital Market, and that NASDAQ had determined to initiate procedures to delist the Company’s securities. The Company appealed such determination to a hearings panel (the “Panel”) and on October 23, 2014, NASDAQ advised the Company that the Panel had granted its request for continued listing subject to completing its business combination and achieving compliance with all NASDAQ initial listing requirements, including but not limited to the minimum shareholder requirements, by March 4, 2015.

On March 2, 2015, the Company received a letter from NASDAQ stating that the Panel had determined to delist the Company’s securities from NASDAQ, and will suspend trading in the Company’s securities effective at the open of business on March 5, 2015, due to the Company’s failure to demonstrate compliance with the minimum shareholder requirements. NASDAQ further indicated that it would complete the delisting action by filing a Form 25 Notification of Delisting with the SEC after all applicable appeal periods have lapsed. The Company intends to request an appeal of the Panel’s delisting determination to the NASDAQ Listing and Hearing Review Council.

The common stock, warrants and units of the Company began trading on the OTCQB Marketplace under the ticker symbols “CACG,” “CACGW” and “CACGU,” respectively, on March 5, 2015.

13.          SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting the following and events disclosed in Notes 1, 5, 11 and 12:

Merger Agreement with Tempus Applied Solutions, LLC

On January 5, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tempus, a Delaware limited liability company (“Tempus”), the current holders of Tempus’ membership interests (the “Sellers”), Benjamin Scott Terry and John G. Gulbin III, together, in their capacity under the Merger Agreement as the representative of the Sellers for the purposes set forth therein (the “Members’ Representative”), Tempus Applied Solutions Holdings, Inc., our newly formed and wholly-owned subsidiary which will be the holding company for Tempus and Chart following the consummation of the Business Combination (as defined below) (“Tempus Holdings”), Chart Merger Sub Inc., a newly formed wholly-owned subsidiary of Tempus Holdings (“Chart Merger Sub”), TAS Merger Sub LLC, a newly formed wholly-owned subsidiary of Tempus Holdings (“Tempus Merger Sub”), Chart Acquisition Group LLC in its capacity under the Merger Agreement as the representative of the equity holders of Chart and Tempus Holdings (other than the Sellers and their successors and assigns) in accordance with the terms thereof (the “Chart Representative”) and, for the limited purposes set forth therein, the Sponsor, Mr. Wright and Cowen (together, the “Warrant Offerors”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) Chart Merger Sub would merge with and into Chart, with Chart being the surviving entity and a wholly-owned subsidiary of Tempus Holdings (such merger, the “Chart Merger”), (ii) Tempus Merger Sub would merge with and into Tempus, with Tempus being the surviving entity and a wholly owned-subsidiary of Tempus Holdings (such merger, the “Tempus Merger”), and (iii) Tempus Holdings would become a publicly traded company. Hereafter, we may also refer to the transactions contemplated by the Merger Agreement as the “Business Combination.” The Chart Merger and the Tempus Merger (together, the “Mergers”) will occur simultaneously upon the consummation of the Business Combination.

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

13.          SUBSEQUENT EVENTS — (continued)

In the Chart Merger, the outstanding equity securities of Chart would be cancelled and the holders of outstanding shares of Chart common stock and warrants would receive substantially identical securities of Tempus Holdings. In the Tempus Merger, the outstanding membership interests of Tempus would be cancelled in exchange for the right of the Sellers to receive as the aggregate merger consideration 5,250,000 shares of Tempus Holdings common stock, subject to certain adjustments, plus an additional right to receive potentially up to 4,750,000 shares of Tempus Holdings common stock as an earn-out if certain financial milestones are achieved.

As a result of the consummation of the Business Combination, each of Chart Merger Sub and Tempus Merger Sub would cease to exist, Chart and Tempus would become wholly-owned subsidiaries of Tempus Holdings, and the equity holders of Chart and Tempus would become the stockholders of Tempus Holdings. In addition, the consummation of the Business Combination is subject to the completion of the Warrant Offerors’ offer to purchase up to 3,746,150 warrants to purchase common stock of Chart at a purchase price of $0.60 per warrant (the “Warrant Tender Offer”). Chart will provide its stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes, upon the consummation of the Business Combination.

Merger Consideration

As consideration in the pending Chart Merger, each Chart stockholder would receive one share of Tempus Holdings common stock for each share of Chart common stock owned by such stockholder, and each Chart warrant holder will receive a warrant to purchase one share of Tempus Holdings common stock for each warrant to acquire one share of Chart common stock owned by such warrant holder (with the terms of such Tempus Holdings warrant otherwise being substantially identical to such Chart warrant).

As consideration in the pending Tempus Merger, at the closing, the Sellers would receive in the aggregate 5,250,000 shares of Tempus Holdings common stock, subject to an upward or downward dollar-for-dollar merger consideration adjustment deliverable in shares of Tempus Holdings common stock at the closing (with each share of Tempus Holdings common stock valued at $10.00 per share) to the extent that Tempus’ estimated working capital and/or debt as of the closing varies from certain targets specified in the Merger Agreement. After the closing, the merger consideration will be subject to a further upward or downward dollar-for-dollar adjustment payable in shares of Tempus Holdings common stock (with each share of Tempus Holdings common stock valued at $10.00 per share) to the extent that Tempus’ actual working capital and/or debt varies from the amounts estimated at the closing, with such actual amounts determined by the Chart Representative, subject to a dispute resolution process in the event that the Members’ Representative disputes such calculation.

Additionally, the Sellers would have the right, subject to the terms and conditions of the Merger Agreement, to receive the Earn-Out Shares, as more fully described below, if they meet the performance targets set forth in the Merger Agreement. The aggregate merger consideration payable to the Sellers, including any Earn-out Shares would be paid pro rata to each Seller based on their membership interests in Tempus.

Earn-out Provisions

In addition to the 5,250,000 shares of Tempus Holdings common stock deliverable by Tempus Holdings to the Sellers at the Closing (as adjusted for Tempus working capital and debt), the Sellers would have the right to receive an additional 2,000,000 Earn-out Shares if the trailing twelve month consolidated EBITDA, as adjusted to account for normal operations, of Tempus Holdings and its subsidiaries exceeds $17,500,000 for any two consecutive fiscal quarters during the period from January 1, 2015 through June 30, 2016. The Sellers would further have the right to receive an additional 2,750,000 Earn-out Shares if the trailing twelve month consolidated EBITDA, as adjusted to account for normal operations, of Tempus Holdings and its subsidiaries exceeds $22,500,000 for any two consecutive fiscal quarters during the period from January 1, 2015 through June 30, 2016.

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

13.          SUBSEQUENT EVENTS — (continued)

The calculation of the trailing twelve month consolidated EBITDA, as adjusted to account for normal operations, of Tempus Holdings and its subsidiaries would be done each fiscal quarter by the Chart Representative after Tempus Holdings’ preparation and delivery to its board of directors of its consolidated financial statements for such fiscal quarter, subject to a dispute resolution process in the event that the Members’ Representative disputes such calculation, and any Earn-out Shares that are finally determined to be earned by the Sellers would be delivered by Tempus Holdings within 60 days after final determination that they were so earned.

The Earn-out Shares would be subject to lock-up (in addition to any lock-up restrictions set forth in the Registration Rights Agreement, as more fully described below) for the longer of 12 months from the date of the Merger Agreement and six months from the date of issuance, subject to earlier release in the event of a liquidation, merger, stock exchange or similar transaction involving Tempus Holdings. Additionally, during such lock-up period, the Earn-out Shares would be subject to claw-back by Tempus Holdings in the event that after the Earn-out Shares are issued, it is determined that there was a financial statement error, contract adjustment or other mistake or adjustment, and as a result of which, the Earn-out Shares should have not been paid.

Conditions to Closing of the Business Combination

The obligations of the parties to consummate the Business Combination are subject to the fulfillment (or waiver) of customary closing conditions of the respective parties. In addition, each parties’ obligations to consummate the Business Combination are subject to the fulfillment (or waiver) of other closing conditions, including: (a) completion of the tender offer by the Warrant Offerors to purchase up to 3,746,150 Chart warrants at a purchase price of $0.60 per warrant (the “Warrant Tender Offer”); (b) the receipt of the requisite approval from Chart stockholders of the Merger Agreement and the transactions contemplated thereby and of the Tempus Applied Solutions Holdings, Inc. 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”); (c) a registration statement on Form S-4 registering the shares to be issued to Chart’s stockholders pursuant to the Merger Agreement shall have become effective; (d) the members of the board of directors of Tempus Holdings as specified in the Merger Agreement shall have been appointed to the board of directors of Tempus Holdings; and (e) Chart shall not have redeemed its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Additionally, the obligations of the Chart Parties to consummate the Business Combination are subject to the fulfillment (or waiver) of other closing conditions, including, among others: (i) the combined assets and liabilities of Chart and Tempus as of the Closing (but giving effect to the Closing, including any redemptions of Chart’s public shares), are such that on a combined basis, there will be net tangible assets (stockholders’ equity) of at least $5,000,001, plus an additional amount of unrestricted cash and cash equivalents sufficient to pay for any accrued expenses of Chart, Tempus and their respective subsidiaries through the Closing and to provide Tempus Holdings and its subsidiaries (including Tempus) with sufficient working capital as of the Closing to enable them to pay for expenses required under contracts entered into by Chart, Tempus or the respective subsidiaries at or prior to the Closing, as they come due; and (ii) Tempus shall have entered into one or more contracts providing for at least $100 million of revenues payable to Tempus within 12 months after the date of the Closing. Additionally, the obligations of Tempus and the Sellers to consummate the Business Combination are subject to the fulfillment (or waiver) of the closing condition that Tempus Holdings shall have filed with the Secretary of State of the State of Delaware an amendment and restatement of its certificate of incorporation in the form attached to the Merger Agreement.

Termination

The Merger Agreement may also be terminated under certain customary and limited circumstances at any time prior to the Closing. In addition, the Merger Agreement may be terminated under other circumstances at any time prior to the Closing, including, among others: (i) by either the Members’ Representative or Chart if the Closing has not occurred on or before March 13, 2015 (unless Chart receives the approval of its stockholders to extend the deadline for Chart to consummate Chart’s initial business combination, in which case the March 13, 2015 date will be extended to the earlier of (x) such extended date or (y) 180 days after the date of Merger Agreement), so long as there is no breach by such terminating party (or its related parties) that caused the Closing not to have occurred; (ii) by either the Members’ Representative or Chart if the special meeting of Chart’s stockholders shall have occurred and Chart’s stockholders shall not have approved the Merger Agreement and the transactions contemplated thereby and the Incentive Plan; or (iii) by either the Members’ Representative or Chart if at the conclusion of a special meeting of Chart’s stockholder called to approve an amendment to Chart’s existing charter to extend the deadline for Chart to consummate its initial business combination beyond March 13, 2015, such deadline extension is not approved.

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

13.          SUBSEQUENT EVENTS — (continued)

If the Merger Agreement is terminated, all further obligations of the parties under the Merger Agreement (except for certain obligations related to confidentiality, public announcements and general provisions) will terminate, and no party to the Merger Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the Merger Agreement. There are no termination fees in connection with the termination of the Merger Agreement.

Other Agreements

In connection with the Business Combination, a number of additional agreements have been or will be entered into by the parties, including a Supporting Stockholder Agreement, a Registration Rights Agreement and Non-Competition and Non-Solicitation Agreement.

Termination Agreement

On January 5, 2015, in connection with the execution of the Merger Agreement and the Supporting Stockholder Agreement, the parties to the Equity Transfer and Acquisition Agreement, dated July 15, 2014 (the “Purchase Agreement”), and the Supporting Stockholder Agreement, dated July 15, 2014 (the “Old SSA”), entered into a Termination Agreement, by and among Chart, Tempus Group Holdings, LLC, TIH, each of the members of TIH, Benjamin Scott Terry and John G. Gulbin III, as the Members’ Representative under the Purchase Agreement, Chart Acquisition Group LLC, Mr. Joseph Wright and Cowen Overseas Investment LP, as the Warrant Offerors under the Purchase Agreement, and Chart Acquisition Group, LLC, The Chart Group, L.P., Christopher D. Brady, Joseph Wright and Cowen Overseas Investment LP, as the Stockholders under the Old SSA, pursuant to which the Purchase Agreement and the Old SSA were each terminated, effective immediately, and are no longer of any force or effect.

February 2015 Note Issuance

On February 4, 2015, the Company issued non-interest bearing promissory notes in the aggregate amount of $450,000 as follows: $277,500 to its Sponsor; $157,500 to Cowen and $15,000 to Mr. Wright. Payment on all of the notes are due on the earlier of: (i) March 13, 2015 and (ii) the date on which the Company consummates a business combination. The proceeds from the loan will be used for working capital purposes.

If the Extension Amendment and the Trust Amendment are approved (and not abandoned), it is expected that the maturity dates of these promissory notes will be extended to the earlier of: (i) June 13, 2015 and (ii) the date on which the Company consummates its initial business combination.

Special Meeting of Stockholders

On February 17, 2015, the Company filed a definitive proxy statement with the SEC announcing a special meeting for the purpose of considering and voting upon two proposals to amend the Company’s amended and restated certificate of incorporation to: (i) extend the date before which the Company must complete a business combination from March 13, 2015 (the “Current Termination Date”) to June 13, 2015 (the “Extended Termination Date”), and provide that the date for cessation of operations of the Company if the Company has not completed a business combination would similarly be extended; and (ii) allow holders of the Company’s public shares to redeem their public shares for a pro rata portion of the funds available in the trust account established in connection with the Company’s initial public offering, and authorize the Company and the trustee to disburse such redemption payments (the “Extension Amendment”); and a proposal to amend and restate the Company’s amended and restated investment management trust agreement, dated December 13, 2012 by and between the Company and the trustee to permit distributions from the trust account to pay public stockholders properly demanding redemption in connection with such amendments; and extend the date on which to commence liquidating the trust account in the event the Company has not consummated a business combination from the Current Termination Date to the Extended Termination Date (the “Trust Amendment”). The purpose of the proposals is to allow the Company more time to complete the Business Combination. The proposals are subject to the approval of our stockholders and there can be no assurances that our stockholders will approve the proposals.

On February 11, 2015, in connection with the Extension Amendment and the Trust Amendment, the Sponsor, Mr. Wright and Cowen commenced a tender offer to purchase up to 7,492,300 of the Company’s outstanding warrants at a price of $0.30 per warrant.

Suspension of Trading from the NASDAQ Capital Market

On March 2, 2015, the Company received a letter from NASDAQ stating that the Panel had determined to delist the Company’s securities from NASDAQ, and will suspend trading in the Company’s securities effective at the open of business on March 5, 2015, due to the Company’s failure to demonstrate compliance with the minimum shareholder requirements. NASDAQ further indicated that it would complete the delisting action by filing a Form 25 Notification of Delisting with the SEC after all applicable appeal periods have lapsed. The Company intends to request an appeal of the Panel’s delisting determination to the NASDAQ Listing and Hearing Review Council.

The common stock, warrants and units of the Company began trading on the OTCQB Marketplace under the ticker symbols “CACG,” “CACGW” and “CACGU,” respectively, on March 5, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2015	CHART ACQUISITION CORP.

	By:	/s/ Joseph R. Wright
Name: Joseph R. Wright Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael LaBarbera
Name: Michael LaBarbera Title: Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JOSEPH R. WRIGHT	Chairman of the Board of Directors and Chief Executive Officer	March 10, 2015
Joseph R. Wright	(Principal Executive Officer)

/s/ CHRISTOPHER D. BRADY	President and Director	March 10, 2015
Christopher D. Brady

/s/ MICHAEL LABARBERA	Chief Financial Officer and Secretary	March 10, 2015
Michael LaBarbera	(Principal Financial Officer and Principal Accounting Officer)

/s/ GOVERNOR THOMAS RIDGE	Director	March 10, 2015
Governor Thomas Ridge

/s/ SENATOR JOSEPH ROBERT KERREY	Director	March 10, 2015
Senator Joseph Robert Kerrey

/s/ PETER A. COHEN	Director	March 10, 2015
Peter A. Cohen

/s/ MANUEL D. MEDINA	Director	March 10 2015
Manuel D. Medina

/s/ KENNETH J. KRIEG	Director	March 10, 2015
Kenneth J. Krieg

84