Form 10-K/A
period 2014-12-31
Chart Acquisition Corp.
filed 2015-04-14
CIK 1527349

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

EXPLANATORY NOTE

Chart Acquisition Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2015 (the “Original Filing”), to include the Company’s Statements of Changes in Stockholders' Equity and Statements of Cash Flows for the fiscal year ended December 31, 2012, which were inadvertently omitted from the Original Filing, and related information.

For the convenience of the reader, the Amendment sets forth the Original Filing in its entirety, except that the following items and sections in the Original Filing have been amended and restated in their entirety: (i) Part II, Item 6 – Selected Financial Data, (ii) Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and (iii) Part II, Item 8 – Financial Statements and Supplemental Data. Additionally, Part IV, Item 15 has been amended and restated to include the currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

This Amendment is not intended to update any other information presented in the Original Filing. The Original Filing continues to speak as of the dates described therein, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Filing, as information in such filings may update or supersede certain information contained in the Original Filing and in this Amendment.

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

Balance Sheet Data:	2014
Cash	$146,669
Cash and Investments held in Trust Account	$65,355,296
Total Assets	$65,541,627
Common stock subject to possible
redemption (at redemption value):	$50,530,827
shares at December 31, 2014 (excluding 5,053,083 shares subject to possible redemption)
Total stockholders' equity	$5,000,001

Cash Flow Data:
Net cash used in operating activities	$(1,122,037)
Net cash provided by financing activities	$1,150,000

Statement of Operations Data:
Operating expenses:
Formation and operating costs	$-
Professional Fees	2,617,280
Insurance	177,900
Filing Fees	78,499
Overhead costs	120,000
Other Expenses	226,784
Loss from operations	(3,220,463)
Other Income:
Interest income	13,670
Change in Fair Value of Warrant Liability	1,575,000
Net loss attributable to common stockholders	$(1,631,793)
Basic and diluted net loss per share
attributable to common stockholders	$(0.46)
Weighted average number of common shares
outstanding, basic and diluted	3,541,784

Balance Sheet Data:	2013
Cash	$118,706
Cash and Investments held in Trust Account	$75,048,721
Total Assets	$75,255,088
Common stock subject to possible
redemption (at redemption value):	$61,809,530
shares at December 31, 2013 (excluding 6,180,953 shares subject to possible redemption)
Total stockholders' equity	$5,000,001

Cash Flow Data:
Net cash used in operating activities	$(1,011,838)
Net cash provided by financing activities	$(16,920)

Statement of Operations Data:
Operating expenses:
Formation and operating costs	$-
Professional fees	534,484
Insurance	165,865
Filing fees	77,904
Overhead costs	120,000
Other expenses	175,282
Loss from operations	(1,073,535)
Other Income:
Interest income	46,900
Net loss attributable to common stockholders	$(1,026,635)
Basic and diluted net loss per share
attributable to common stockholders	$(0.30)
Weighted average number of common shares
outstanding, basic and diluted	3,378,823

Cash Flow Data:	2012

Net cash used in operating activities	$(38,721)
Net cash used in investing activities	$(75,000,000)
Net cash provided by financing activities	$76,115,911

Statement of Operations Data:
Operating expenses:
Formation and operating costs	$3,469
Professional fees	21,356
Insurance	11,883
Filing fees	11,618
Overhead costs	5,000
Other expenses	6,751
Total general and administrative expenses	56,608

Loss from operations	(60,077)
Other Income:
Interest income	1,821
Net loss attributable to common stockholders	$(58,256)
Basic and diluted net loss per share
attributable to common stockholders	$(0.03)
Weighted average number of common shares
outstanding, basic and diluted	2,212,758

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

For the year ended December 31, 2012, we used cash of $38,721 in operating activities, which was largely attributable to a loss from operations of approximately $60,077.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2014.

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

New York, New York

March 10, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Chart Acquisition Corp.:

We have audited the accompanying balance sheet of Chart Acquisition Corp. (the “Company”) as of December 31, 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rothstein Kass

New York, New York

March 14, 2014

CHART ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current Assets:
Cash	$146,669	$118,706
Due from Sponsor	660	409
Prepaid Expenses	39,002	87,252
Total Current Assets	186,331	206,367

Non-current Assets:
Cash and Investments Held in Trust Account	65,355,296	75,048,721
Total Assets	$65,541,627	$75,255,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,184,357	$194,115
Due to Affiliate	1,442	1,442
Notes Payable, Sponsor	709,168	-
Notes Payable, Affiliate of Sponsor	440,832	-
Total Current Liabilities	3,335,799	195,557

Deferred Underwriting Fee	2,343,750	2,343,750
Warrant Liability, at fair value	4,331,250	5,906,250
Total Liabilities	10,010,799	8,445,557

Common stock subject to possible redemption; 5,053,083 and 6,180,953 shares at $10.00 per share at December 31, 2014 and December 31, 2013, respectively	50,530,827	61,809,530

Stockholders' Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value; 29,000,000 shares authorized; 3,732,226 and 3,569,047 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively (excluding 5,053,083 and 6,180,953 shares subject to possible redemption, respectively)	373	357
Additional Paid-in Capital	7,716,839	6,085,062
Accumulated Deficit	(2,717,211)	(1,085,418)
Total Stockholders' Equity	5,000,001	5,000,001
Total Liabilities and Stockholders' Equity	$65,541,627	$75,255,088

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue	$-	$-	$-

Formation and Operating Costs	-	-	3,469
Professional Fees	2,617,280	534,484	21,356
Insurance	177,900	165,865	11,883
Filing Fees	78,499	77,904	11,618
Overhead Costs	120,000	120,000	5,000
Other Expenses	226,784	175,282	6,751
Total general and administrative expenses	3,220,463	1,073,535	56,608

Loss from Operations	(3,220,463)	(1,073,535)	(60,077)

Other Income:
Interest Income	13,670	46,900	1,821
Change in Fair Value of Warrant Liability	1,575,000	-	-

Net Loss Attributable to Common Stockholders	$(1,631,793)	$(1,026,635)	$(58,256)

Weighted Average Number of Common Shares Outstanding, basic and diluted	3,541,784	3,378,823	2,212,758
Basic and Diluted Net Loss per Share Attributable to Common Stockholders	$(0.46)	$(0.30)	$(0.03)

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2013 and 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par	Capital	Deficit	Equity

Balances, January 1, 2012	2,156,250	$216	$24,784	$(527)	$24,473

Sale of 7,500,000 units on December 19, 2012, net of underwriters' discount and offering expenses (including 6,289,495 subject to possible redemption)	7,500,000	750	70,025,449	-	70,026,199

Reclassification of shares subject to possible redemption at redemption value on December 19, 2012	(6,289,495)	(629)	(62,894,319)	-	(62,894,948)

Warrant liability recorded on December 19, 2012	-	-	(5,906,250)	-	(5,906,250)

Sale of 375,000 units to Sponsor on December 19, 2012	375,000	37	3,749,963	-	3,750,000

Change in shares subject to possible redemption to 6,283,617 shares at December 31, 2012	5,878	1	58,782	-	58,783

Net loss attributable to common stockholders	-	-	-	(58,256)	(58,256)

Balances, December 31, 2012	3,747,633	375	5,058,409	(58,783)	5,000,001

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(281,250)	(28)	28	-	-

Change in shares subject to possible redemption to 6,180,953 shares at December 31, 2013	102,664	10	1,026,625	-	1,026,635

Net loss attributable to common stockholders	-	-	-	(1,026,635)	(1,026,635)

Balances, December 31, 2013	3,569,047	357	6,085,062	(1,085,418)	5,000,001

Redemption of 964,691 shares	(964,691)	(96)	(9,646,814)	-	(9,646,910)

Change in shares subject to possible redemption to 5,053,083 shares at December 31, 2014	1,127,870	112	11,278,591	-	11,278,703

Net loss attributable to common stockholders	-	-	-	(1,631,793)	(1,631,793)

Balances, December 31, 2014	3,732,226	$373	$7,716,839	$(2,717,211)	$5,000,001

 The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Cash Flows from Operating Activities
Net Loss	$(1,631,793)	$(1,026,635)	$(58,256)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in Fair Value of Warrant Liability	(1,575,000)	-	-
Change in operating assets and liabilities:
Prepaid Expenses	48,250	(82,016)	(5,236)
Accounts Payable and Accrued Expenses	1,990,242	143,593	25,270
Interest – net of interest expense on Trust Account	(13,645)	(46,900)	(1,821)
Interest withdrawn from Trust Account	60,160	-	-
Due to Affiliate	-	120	1,322
Due from Sponsor	(251)	-	-
Net Cash Used In Operating Activities	(1,122,037)	(1,011,838)	(38,721)

Cash Flows from Investing Activities
Proceeds deposited in Trust Account	-	-	(75,000,000)
Net Cash used in Investing Activities	-	-	(75,000,000)

Cash Flows from Financing Activities
Proceeds from Public Offering	-	-	75,000,000
Proceeds from Issuance of Units to Sponsor	-	-	3,750,000
Proceeds from Note Payable, Affiliate of Sponsor	440,832	-	30,000
Principal Payments on Note Payable, Affiliate of Sponsor	-	-	(30,000)
Proceeds from Note Payable, Sponsor	709,168	-	-
Principal Payments on Note Payable, Sponsor	-	-	(175,000)
Payment of Offering Costs	-	(16,920)	(2,459,089)
Net Cash Provided by (Used In) Financing Activities	1,150,000	(16,920)	76,115,911
Net Increase (Decrease) in Cash	27,963	(1,028,758)	1,077,190
Cash at Beginning of the Period	118,706	1,147,464	70,274
Cash at Ending of the Period	$146,669	$118,706	$1,147,464

Supplemental Disclosure of Cash Flow Information:
Cash paid for state franchise tax	$141,707	$5,133	$-
Proceeds from sale of securities into Trust Account	$9,646,910	$-	$-
Distribution of proceeds from Trust Account	$(9,646,910)	$-	$-

Supplemental Disclosure for Non-cash Financing Activities
Adjustment for warrant liability in connection with the Public Offering	$-	$-	$5,906,250
Deferred Underwriters' Fee	$-	$-	$2,343,750
Accrued Expenses Included in Deferred Offering Costs	$-	$-	$16,920

The accompanying notes are an integral part of the financial statements.

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

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

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

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

Income Tax

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2014, 2013 and 2012, the Company had net deferred tax assets of approximately $951,000, $378,000 and $21,000, respectively, before any valuation allowance, mainly related to change in the fair value of its warrant liability, net operating loss carry forwards and startup costs. The income taxes differed from the 35% expected rate due to the valuation allowance on its deferred tax assets. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

Redeemable Common Stock— (continued)

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at December 31, 2014, 2013 and 2012, public shares of 5,053,083, 6,180,953 and 6,283,617, respectively, are classified outside of permanent equity at its redemption value. The redemption value (approximately $10.00 at December 31, 2014) is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for working capital purposes or the payment of taxes.

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

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

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

As of December 31, 2014 and 2013, there were 3,732,226 and 3,569,047 shares of common stock outstanding, respectively (excluding 5,053,083 and 6,180,953 shares subject to possible redemption, respectively).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2014 and 2013, the Company has not issued any shares of preferred stock.

CHART ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

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

December 31, 2014, 2013 and 2012

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

April 14, 2015	CHART ACQUISITION CORP.

	By:	/s/ Joseph R. Wright
Name: Joseph R. Wright Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael LaBarbera
Name: Michael LaBarbera Title: Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JOSEPH R. WRIGHT	Chairman of the Board of Directors and Chief Executive Officer	April 14, 2015
Joseph R. Wright	(Principal Executive Officer)

/s/ CHRISTOPHER D. BRADY	President and Director	April 14, 2015
Christopher D. Brady

/s/ MICHAEL LABARBERA	Chief Financial Officer and Secretary	April 14, 2015
Michael LaBarbera	(Principal Financial Officer and Principal Accounting Officer)

/s/ GOVERNOR THOMAS RIDGE	Director	April 14, 2015
Governor Thomas Ridge

/s/ SENATOR JOSEPH ROBERT KERREY	Director	April 14, 2015
Senator Joseph Robert Kerrey

/s/ PETER A. COHEN	Director	April 14, 2015
Peter A. Cohen

/s/ MANUEL D. MEDINA	Director	April 14, 2015
Manuel D. Medina

/s/ KENNETH J. KRIEG	Director	April 14, 2015
Kenneth J. Krieg

84