Form 10-Q
period 2015-03-31
Chart Acquisition Corp.
filed 2015-05-11
CIK 1527349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

As of May 11, 2015 there were 5,226,924 shares of Company’s common stock issued and outstanding.

CHART ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

CHART ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash	$66,907	$146,669
Due from Sponsor	660	660
Prepaid Expenses	5,000	39,002
Total Current Assets	72,567	186,331

Non-current Assets:
Cash and Investments Held in Trust Account	29,769,639	65,355,296
Total Assets	$29,842,206	$65,541,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,496,298	$2,184,357
Due to Affiliate	6,614	1,442
Note Payable, Sponsor	986,668	709,168
Notes Payable, Affiliate of Sponsor	613,332	440,832
Total Current Liabilities	4,102,912	3,335,799

Deferred Underwriting Fee	2,343,750	2,343,750
Warrant Liability	2,205,000	4,331,250
Total Liabilities	8,651,662	10,010,799

Common stock subject to possible redemption; 1,619,054 and 5,053,083 shares at $10.00 per share at March 31, 2015 and December 31, 2014, respectively	16,190,543	50,530,827

Stockholders' Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.0001 par value; 29,000,000 shares authorized; 3,607,870 and 3,732,226 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively (excluding 1,619,054 and 5,053,083 shares subject to possible redemption, respectively)	361	373
Additional Paid-in Capital	6,473,285	7,716,839
Accumulated Deficit	(1,473,645)	(2,717,211)
Total Stockholders' Equity	5,000,001	5,000,001
Total Liabilities and Stockholders' Equity	$29,842,206	$65,541,627

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue	$-	$-
Formation and Operating Costs	-	-
Professional Fees	638,674	293,264
Insurance	42,577	40,898
Filing Fees	19,600	20,625
Overhead Costs	30,000	30,000
Other Expenses	153,289	67,829
Total General and Administrative Expenses	884,140	452,616
Loss from Operations	(884,140)	(452,616)
Other Income:
Interest Income	1,456	6,118
Change in Fair Value of Warrant Liability	2,126,250	472,500
Net Income Attributable to Common Stockholders	$1,243,566	$26,002
Weighted Average Number of Common Shares Outstanding, basic and diluted	3,703,210	3,569,018
Basic and Diluted Net Income per Share Attributable to Common Stockholders	$0.34	$0.01

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par	Capital	Deficit	Equity

Balances, January 1, 2015	3,732,226	$373	$7,716,839	$(2,717,211)	$5,000,001

Redemption of 3,558,385 shares	(3,558,385)	(356)	(35,583,494)	-	(35,583,850)

Change in shares subject to possible redemption to 1,619,054 shares at March 31,2015	3,434,029	344	34,339,940	-	34,340,284

Net income attributable to common stockholders	-	-	-	1,243,566	1,243,566

Balances, March 31, 2015	3,607,870	$361	$6,473,285	$(1,473,645)	$5,000,001

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par	Capital	Deficit	Equity

Balances, January1, 2014	3,569,047	$357	$6,085,062	$(1,085,418)	$5,000,001

Change in shares subject to possible redemption to 6,183,553 shares at March 31,2014	(2,600)	-	(26,002)	-	(26,002)

Net income attributable to common stockholders	-	-	-	26,002	26,002

Balances, March 31, 2014	3,566,447	$357	$6,059,060	$(1,059,416)	$5,000,001

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Cash Flows from Operating Activities
Net Income	$1,243,566	$26,002
Adjustment to reconcile net income to net cash used in operating activities:
Change in Fair Value of Warrant Liability	(2,126,250)	(472,500)
Change in operating assets and liabilities:
Prepaid Expenses	34,002	40,898
Accounts Payable and Accrued Expenses	311,941	191,255
Interest – net of interest expense on Trust Account	(1,456)	(6,118)
Due to Affiliate	5,172	-
Net Cash Used In Operating Activities	(533,025)	(220,463)

Cash Flows from Investing Activities
Proceeds from interest earned in Trust Account	3,263	52,861
Proceeds from sale of securities in Trust Account	35,583,850	-
Net Cash used in Investing Activities	35,587,113	52,861

Cash Flows from Financing Activities
Proceeds from Note Payable, Affiliate of Sponsor	172,500	153,333
Proceeds from Note Payable, Sponsor	277,500	246,667
Distribution of proceeds from Trust Account	(35,583,850)	-
Net Cash Provided by (Used In) Financing Activities	(35,133,850)	400,000
Net (Decrease) Increase in Cash	(79,762)	232,398
Cash at Beginning of the Period	146,669	118,706
Cash at Ending of the Period	$66,907	$351,104

Supplemental Disclosure of Cash Flow Information:
Cash paid for state franchise tax	$13,510	$-

The accompanying notes are an integral part of the condensed interim financial statements.

CHART ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

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

At March 31, 2015, the Company had not commenced any operations. All activity through March 31, 2015 relates to the Company’s formation, initial public offering (“public offering”) described below in Note 4, and search for an initial business combination. See Note 12 for a description of the definitive agreements the Company entered into with Tempus Applied Solutions, LLC (“Tempus”) to complete an initial business combination, including a merger agreement.

The registration statement for the public offering was declared effective on December 13, 2012. The Company consummated the public offering on December 19, 2012 and received net proceeds of approximately $76,120,000 which includes $3,750,000 received from the private placement of 375,000 units to Chart Acquisition Group LLC, a Delaware limited liability Company (the “Sponsor”),  Joseph Wright, the Company’s chief executive officer and chairman of the board and Cowen Overseas Investment LP (with Cowen Investments LLC, the assignee of the shares of Chart common stock and Chart warrants, “Cowen”), an affiliate of Cowen and Company, LLC, one of the lead underwriters of the public offering and is net of approximately $2,630,000 of legal, accounting and underwriting fees. The Sponsor, Joseph Wright and Cowen each purchased units consisting of one share of common stock and a warrant to purchase one share of common stock (the “private placement”—Note 5).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the public offering, although substantially all of the net proceeds of the public offering are intended to be generally applied toward effecting an initial business combination. Net proceeds of approximately $75,000,000 from the public offering and simultaneous private placements of the placement units (as described below in Note 5) are being held in a trust account in the United States maintained by Continental Stock Transfer & Trust Company (“Continental”), acting as trustee (“the Trust Account”). The proceeds held in the Trust Account will be invested only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. Except for interest income earned on the Trust Account balance and released to us for working capital purposes and to pay taxes or dissolution expenses, if any, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the trust account, until the earlier of (i) the consummation of our initial business combination; (ii) the expiration or termination of any tender offer conducted by the Company in connection with a proposed business combination not otherwise withdrawn; (iii) the redemption of the Company’s public shares if it is unable to consummate an initial business combination by June 13, 2015 (which date has been extended from March 13, 2015, as described below), subject to applicable law; or (iv) otherwise upon its liquidation or in the event its management resolves to liquidate the Trust Account and ceases to pursue the consummation of an initial business combination prior to June 13, 2015 (which date has been extended from March 13, 2015, as described below). The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of the Company’s public stockholders.

On September 5, 2014, the Company held a special meeting of stockholders (the “September 2014 Meeting”). At the September 2014 Meeting, the stockholders approved the following items: (i) an amendment to the Charter extending the date by which the Company must consummate its initial business combination from September 13, 2014 to March 13, 2015, (ii) an amendment to the Charter permitting stockholders to redeem their public shares for a pro rata portion of the funds available in the Trust Account and authorizing the Company and Continental, the trustee of the Trust Account, to disburse such redemption payments and (iii) an amendment and restatement of the investment management trust agreement (as amended and restated, the “Trust Agreement”) between the Company and Continental permitting distributions from the Trust Account to those persons holding shares of common stock comprising part of the units sold in the public offering who wish to exercise their redemption rights in connection with the September 2014 Meeting, and extending the date on which to liquidate the Trust Account in accordance with the Trust Agreement to March 13, 2015. The affirmative vote of holders of at least sixty-five percent of the issued and outstanding shares of the Company was required to approve each of the proposals.

In connection with the September 2014 Meeting, 964,691 shares were redeemed by the Company at a price of $10.00 per share, for a total redemption amount of $9,646,910. As of December 31, 2014, $65,355,296 was held in the Trust Account after the foregoing redemptions.

On March 11, 2015, the Company held a special meeting of stockholders (the “March 2015 Meeting”). At the March 2015 Meeting, the stockholders approved the following items: (i) an amendment to the Charter extending the date by which the Company must consummate its initial business combination from March 13, 2015 to June 13, 2015, (ii) an amendment to the Charter permitting stockholders to redeem their public shares for a pro rata portion of the funds available in the Trust Account and authorizing the Company and Continental, the trustee of the Trust Account, to disburse such redemption payments and (iii) an amendment and restatement of the Trust Agreement between the Company and Continental permitting distributions from the Trust Account to those persons holding shares of common stock comprising part of the units sold in the public offering who wish to exercise their redemption rights in connection with the March 2015 Meeting, and extending the date on which to liquidate the Trust Account in accordance with the Trust Agreement to June 13, 2015. The affirmative vote of holders of at least sixty-five percent of the issued and outstanding shares of the Company was required to approve each of the proposals.

In connection with the March 2015 Meeting, 3,558,385 shares were redeemed by the Company at a price of $10.00 per share, for a total redemption amount of $35,583,850. As of March 31, 2015, $29,769,639 was held in the Trust Account after the foregoing redemptions.

CHART ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

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

We have entered into an agreement and plan of merger with such a business, and we are in the process of preparing documentation with which to present our proposed business combination with that business to our stockholders, who must approve the proposed business combination. On January 5, 2015, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Tempus, a Delaware limited liability company and other related parties, as described in further detail below. On March 20, 2015, the parties entered into a First Amendment to Merger Agreement (the “First Amendment”). Hereafter, we may refer to all the transactions contemplated by the Merger Agreement as the “Business Combination.” The consummation of the Business Combination is subject to other conditions, and there can be no assurance that the Business Combination will be consummated. For additional information regarding the Merger Agreement and Tempus, see note 12. The consummation of the Business Combination is subject to other conditions, and there can be no assurance that the Business Combination will be consummated.

The Company may consummate the initial business combination and conduct the redemptions without stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and may file tender offer documents with the Securities and Exchange Commission (the “SEC”).

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

Only if the Company holds a stockholder vote to approve the initial business combination, and it does not conduct redemptions pursuant to the tender offer rules, it may enter into privately negotiated transactions to purchase public shares from stockholders who would otherwise elect to redeem their shares, with such purchases made using funds held in the trust account. All shares so purchased by the Company will be immediately cancelled.

Liquidation and Going Concern

If the Company does not consummate an initial business combination by June 13, 2015 it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to the Company for working capital purposes, the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining stockholders and board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern.

As of March 31, 2015, we had a cash balance of $66,907, held outside of the Trust Account after issuance of $1,600,000 in promissory notes, which is available for use by us to cover the costs associated with identifying a target business and negotiating an initial business combination and other general corporate uses. On April 22, 2015, we issued an additional $140,000 promissory note to the Sponsor, which funds are available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. We believe that we have sufficient funds available to conduct the normal operations of the business. However, we may need to obtain additional financing from our Sponsor, Cowen and Mr. Wright to consummate our initial business combination with an operating business by June 13, 2015.

CHART ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

2.	BASIS OF PRESENTATION

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2015 and December 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2015 and 2014. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2015 is not necessarily indicative of the results of operations to be expected for a full fiscal year.

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

As of March 31, 2015 and December 31, 2014, the Company’s financial statements conform with the reporting and disclosure requirements above.

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company did have dilutive securities (warrants and notes that convert into warrants) that could, potentially, be exercised or converted into common shares. However, since the exercise price of the dilutive securities are in excess of the average Company’s stock price for the three months ended March 31, 2015 and 2014, respectively, it is deemed out of the money. Accordingly, no incremental shares were included in the calculation of diluted earnings per share. As a result, diluted income per common share is the same as basic income per share for periods presented.

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

Income Tax

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. As of March 31, 2015 and December 31, 2014, the Company had net deferred tax assets of approximately $511,000 and $951,000, respectively, before any valuation allowance, mainly related to change in the fair value of its warrant liability, net operating loss carry forwards and startup costs. The income taxes differed from the 35% expected rate due to the valuation allowance on its deferred tax assets. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

CHART ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Income Tax (continued)

As of March 31, 2015, the Company has federal net operating loss carryforwards of $125,000 that will begin to expire in 2032.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2015.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding to be approximately $78,000.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2015.

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

Redeemable Common Stock

As discussed in Note 1, all of the common shares sold as part of the units in the public offering and still outstanding at March 31, 2015 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.

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

CHART ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— (continued)

Redeemable Common Stock— (continued)

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against the par value of common stock and retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital in accordance with ASC Topic 480-10-S99. Accordingly, at March 31, 2015 and December 31, 2014, public shares of 1,619,054 and 5,053,083, respectively, are classified outside of permanent equity at its redemption value. The redemption value (approximately $10.00 at March 31, 2015) is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company for working capital purposes or the payment of taxes.

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

In connection with our initial public offering, our Sponsor, Mr. Wright and Cowen deposited an aggregate of $2,250,000 with Continental into a segregated escrow account (representing $0.60 per warrant for up to 3,750,000 warrants). More specifically, the Sponsor deposited $1,387,500, Mr. Wright deposited $75,000 and Cowen deposited $787,500. The funds held in the escrow account were to be invested only in United States treasuries or in money market funds that invest solely in United States treasuries with a maturity of 180 days or less.

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

The Sponsor, Mr. Wright and Cowen purchased, simultaneously with the closing of the public offering, 375,000 units (the “placement units”) from the Company at a price of $10.00 per unit, each unit consisting of one share of common stock (“placement shares”) and a warrant to purchase one share of common stock (“placement warrants”) for an aggregate purchase price of $3,750,000 in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The placement warrants are identical to the warrants sold in the public offering except that, (i) if held by the initial holders or their permitted assigns, they (a) whenever exercisable, may be exercised for cash or on a cashless basis at the option of the holder; and (b) will not be redeemable by the Company, and (ii) the placement warrants issued to Cowen, so long as held by Cowen or any of its related persons under FINRA rules, expire five years from the effectiveness of the registration statement. In addition, the placement warrants and placement shares are subject to transfer restrictions until 30 days following the consummation of the initial business combination.

CHART ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

5.	RELATED PARTY TRANSACTIONS — (continued)

Private Placement — (continued)

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

However, each of the initial stockholders and Cowen (as applicable) will be entitled to redeem any public shares it acquires in or after the public offering in the event the Company fails to consummate an initial business combination within the required time period.

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

Note Payable to Sponsor

The Company issued a $246,667 unsecured non-interest bearing promissory note to the Sponsor on February 10, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note was initially payable on the earlier of (i) the date that is nine (9) months from the date of the note or (ii) the date on which the Company consummates an initial business combination. The note is convertible at the Sponsor’s election upon the consummation of an initial business combination. The notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 or (ii) the date on which the Company consummates its initial business combination. On March 11, 2015, the promissory note was further amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

 The Company issued a $215,834 unsecured non-interest bearing promissory note to the Sponsor on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. The note is convertible at the Sponsor’s election upon the consummation of an initial business combination and will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $246,667 unsecured non-interest bearing non-convertible promissory note to our Sponsor on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $277,500 unsecured non-interest bearing promissory note to our Sponsor on February 4, 2015. Payment on this note is due on the earlier of: (i) March 13, 2015 and (ii) the date on which the Company consummates an initial business combination. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $140,000 unsecured non-interest bearing promissory note to our Sponsor on April 22, 2015. Payment on this note is due on the earlier of: (i) June 13, 2015 and (ii) the date on which the Company consummates an initial business combination.

CHART ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

5.	RELATED PARTY TRANSACTIONS — (continued)

Notes Payable to Affiliate

The Company issued a $140,000 unsecured non-interest bearing promissory note to Cowen, an affiliate of one of our directors, on February 4, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note was initially payable on the date of the consummation of an initial business combination. The notes are convertible at Cowen’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 or (ii) the date on which the Company consummates its initial business combination. On March 11, 2015, the promissory note was further amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $122,500 unsecured non-interest bearing promissory note to Cowen on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at Cowen’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $140,000 unsecured non-interest bearing non-convertible promissory note to Cowen on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $157,500 unsecured non-interest bearing promissory note to Cowen on February 4, 2015. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of: (i) March 13, 2015 and (ii) the date on which the Company consummates an initial business combination. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $13,333 unsecured non-interest bearing promissory note to Mr. Wright on February 7, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note was initially payable on the date of the consummation of an initial business combination. The notes are convertible at Mr. Wright’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 or (ii) the date on which the Company consummates its initial business combination. On March 11, 2015, the promissory note was further amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $11,666 unsecured non-interest bearing promissory note to Mr. Wright on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at Mr. Wright’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $13,333 unsecured non-interest bearing non-convertible promissory note to Mr. Wright on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $15,000 unsecured non-interest bearing promissory note to Mr. Wright on February 4, 2015. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of : (i) March 13, 2015 and (ii) the date on which the Company consummates an initial business combination. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

Due to Affiliate

As of March 31, 2015 and 2014, the Chart Group L.P., an affiliate of the sponsor, has paid certain offering, formation and operating costs on behalf of the Company. The total of such costs do not bear interest, and is due on demand. At March 31, 2015 and December 31, 2014, the total amount owed to the Chart Group L.P. is $6,614 and $1,442, respectively.

CHART ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

5.	RELATED PARTY TRANSACTIONS — (continued)

Administrative Services

The Company has agreed to pay the Chart Group L.P., an affiliate of the sponsor a total of $10,000 per month for office space and general and administrative services. Services commenced on December 14, 2012, the date the securities of the Company were first listed on the Nasdaq Capital Market, and will terminate upon the earlier of the consummation of an initial business combination or the liquidation of the Company.  For the three months ended March 31, 2015 and 2014 the Company incurred $30,000, pursuant to this service agreement. At March 31, 2015 and December 31, 2014, the Company has prepaid $5,000 relative to the service agreement.

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

In connection with our initial public offering, our Sponsor, Mr. Wright and Cowen deposited an aggregate of $2,250,000 with Continental into a segregated escrow account (representing $0.60 per warrant for up to 3,750,000 warrants). More specifically, the Sponsor deposited $1,387,500, Mr. Wright deposited $75,000 and Cowen deposited $787,500. The funds held in the escrow account were to be invested only in United States treasuries or in money market funds that invest solely in United States treasuries with a maturity of 180 days or less.

In August 2014, our Sponsor, Mr. Wright and Cowen commenced a tender offer to purchase up to 7,500,000 of our issued and outstanding warrants at a purchase price of $0.30 per warrant in connection with the in connection with a special meeting of Chart’s stockholders to approve, among other matters, an amendment to Chart’s existing charter extending the date by which Chart must consummate its initial business combination from September 13, 2014 to March 13, 2015. A total of 7,700 warrants were validly tendered and not withdrawn in the tender offer. In September 2014, our Sponsor, Mr. Wright and Cowen accepted for purchase all such warrants for an aggregate purchase price of $2,310.

In March 2015, our Sponsor, Mr. Wright and Cowen commenced a tender offer to purchase up to 3,750,000 of our issued and outstanding warrants at a purchase price of $0.30 per warrant in connection with the Meeting. A total of 647,500 warrants were validly tendered and not withdrawn in the tender offer. In March 2015, our Sponsor, Mr. Wright and Cowen accepted for purchase all such warrants for an aggregate purchase price of $194,250.

Management uses the closing price of the warrants (unless no trade occurred in which case the last trade price is used) for the valuation of the warrants to determine the warrant liability to be $2,205,000 and $4,331,250 as of March 31, 2015 and December 31, 2014.  This valuation is revised on a quarterly basis until the warrants are exercised or they expire, with the changes in fair value recorded in the statements of operations.

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

CHART ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

8.	INVESTMENT HELD IN TRUST ACCOUNT

Subsequent to the public offering, an amount of $75,000,000 (including $2,343,750 of deferred underwriters’ fee) of the net proceeds of the public offering and private placement, was deposited in a Trust Account and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 have a maturity of 180 days or less until the earlier of (i) the consummation of a business combination, or (ii) liquidation of the Company. In connection with the September 2014 Meeting, 964,691 shares were redeemed by the Company at a price of $10.00 per share, for a total redemption amount of $9,646,910. In connection with the March 2015 Meeting, 3,558,385 shares were redeemed by the Company at a price of $10.00 per share, for a total redemption amount of $35,583,850. As of March 31, 2015, $29,769,639 was held in the Trust Account after the foregoing redemptions.

As of March 31, 2015, investment securities in the Trust Account consist of $29,767,691 in United States money market mutual fund securities and another $1,948 is held as cash. As of December 31, 2014, investment securities in the Trust Account consist of $65,353,505 in United States money market mutual fund securities and another $1,791 is held as cash.

9.	FAIR VALUE MEASUREMENTS

The Company complies with ASC Topic 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury money market mutual fund held in Trust Account	$29,767,691	$29,767,691	—	—
Liabilities:
Warrant Liability	$2,205,000	—	$2,205,000	—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury money market mutual fund held in Trust Account	$65,353,505	$65,353,505	—	—
Liabilities:
Warrant Liability	$4,331,250	—	$4,331,250	—

The fair values of the Company's investments held in the Trust Account and warrant liability are determined through market, observable and corroborated sources.

CHART ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

10.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 29,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each share.

As of March 31, 2015 and December 31, 2014, there were 3,607,870 and 3,732,226 shares of common stock outstanding, respectively (excluding 1,619,054 and 5,053,083 shares subject to possible redemption, respectively).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At March 31, 2015 and December 31, 2014, the Company has not issued any shares of preferred stock.

11.	INITIAL BUSINESS COMBINATION

On July 16, 2014, the Company announced that it signed definitive agreements to complete an initial business combination with Tempus Intermediate Holdings, LLC ("Tempus Intermediate"). Pursuant to the definitive agreements, at the closing, a subsidiary of the Company was to issue to the equity holders of Tempus Intermediate equity interests exchangeable for approximately 10 million shares of the Company's common stock and was to assume liabilities of Tempus Intermediate, representing a total purchase price of $140 million, subject to adjustments as defined in the definitive agreements. The cash held in the Company's trust account was to be used to fund any redemption by the Company’s public stockholders and the payment of transaction fees and expenses. Remaining cash was to be used for working capital. On January 5, 2015, the definitive agreements relating to the business combination with Tempus Intermediate were terminated.

Termination Agreement

On January 5, 2015, in connection with the execution of the Merger Agreement and the Supporting Stockholder Agreement, the parties to the Equity Transfer and Acquisition Agreement, dated July 15, 2014 (the “Purchase Agreement”), and the Supporting Stockholder Agreement, dated July 15, 2014 (the “Old SSA”), entered into a Termination Agreement, by and among Chart, Tempus Group Holdings, LLC, Tempus Intermediate, each of the members of Tempus Intermediate, Benjamin Scott Terry and John G. Gulbin III, as the Members’ Representative under the Purchase Agreement, Chart Acquisition Group LLC, Mr. Joseph Wright and Cowen, as the Warrant Offerors under the Purchase Agreement, and Chart Acquisition Group, LLC, The Chart Group, L.P., Christopher D. Brady, Joseph Wright and Cowen, as the Stockholders under the Old SSA, pursuant to which the Purchase Agreement and the Old SSA were each terminated, effective immediately, and are no longer of any force or effect.

12.	MERGER AGREEMENT

Merger Agreement with Tempus Applied Solutions, LLC

On January 5, 2015, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Tempus, the current holders of Tempus’ membership interests (the “Sellers”), Benjamin Scott Terry and John G. Gulbin III, together, in their capacity under the Merger Agreement as the representative of the Sellers for the purposes set forth therein (the “Members’ Representative”), Tempus Applied Solutions Holdings, Inc., a newly formed and wholly-owned subsidiary which will be the holding company for Tempus and Chart following the consummation of the Business Combination (as defined below) (“Tempus Holdings”), Chart Merger Sub Inc., a newly formed wholly-owned subsidiary of Tempus Holdings (“Chart Merger Sub”), TAS Merger Sub LLC, a newly formed wholly-owned subsidiary of Tempus Holdings (“Tempus Merger Sub”), Chart Acquisition Group LLC in its capacity under the Merger Agreement as the representative of the equity holders of Chart and Tempus Holdings (other than the Sellers and their successors and assigns) in accordance with the terms thereof (the “Chart Representative”) and, for the limited purposes set forth therein, the Sponsor, Mr. Wright and Cowen (together, the “Warrant Offerors”). On March 20, 2015, the Company entered into a First Amendment to Merger Agreement (the “First Amendment”), by and among the Company, Tempus, the Sellers, the Members’ Representative, Tempus Holdings, Chart Merger Sub, Tempus Merger Sub, Chart Acquisition Group LLC, the Chart Representative and the Warrant Offerors.

CHART ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

12.	MERGER AGREEMENT— (continued)

Merger Agreement with Tempus Applied Solutions, LLC— (continued)

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

In the Chart Merger, the outstanding equity securities of Chart would be cancelled and the holders of outstanding shares of Chart common stock and warrants would receive substantially identical securities of Tempus Holdings. In the Tempus Merger, the outstanding membership interests of Tempus would be cancelled in exchange for the right of the Sellers to receive as the aggregate merger consideration 3,700,000 shares of Tempus Holdings common stock, subject to certain adjustments, plus an additional right to receive potentially up to 6,300,000 shares of Tempus Holdings common stock as an earn-out if certain financial milestones are achieved (the “Earn-out Shares”).

As a result of the consummation of the Business Combination, each of Chart Merger Sub and Tempus Merger Sub would cease to exist, Chart and Tempus would become wholly-owned subsidiaries of Tempus Holdings, and the equity holders of Chart and Tempus would become the stockholders of Tempus Holdings. In addition, the consummation of the Business Combination is subject to the completion of the Warrant Offerors’ offer to purchase up to 3,422,400 warrants to purchase common stock of Chart at a purchase price of $0.60 per warrant (the “Warrant Tender Offer”). The Warrant Tender Offer commenced on April 21, 2015. Chart will provide its stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes, upon the consummation of the Business Combination. For additional information relating to the Merger Agreement and the Business Combination, see the section below titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and see the Registration Statement on Form S-4, as amended, initially filed by Tempus Holdings with the SEC on January 9, 2015.

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

As consideration in the pending Tempus Merger, at the closing, the Sellers would receive in the aggregate 3,700,000 shares of Tempus Holdings common stock, subject to an upward or downward dollar-for-dollar merger consideration adjustment deliverable in shares of Tempus Holdings common stock at the closing (with each share of Tempus Holdings common stock valued at $10.00 per share) to the extent that Tempus’ estimated working capital and/or debt as of the closing varies from certain targets specified in the Merger Agreement. After the closing, the merger consideration will be subject to a further upward or downward dollar-for-dollar adjustment payable in shares of Tempus Holdings common stock (with each share of Tempus Holdings common stock valued at $10.00 per share) to the extent that Tempus’ actual working capital and/or debt varies from the amounts estimated at the closing, with such actual amounts determined by the Chart Representative, subject to a dispute resolution process in the event that the Members’ Representative disputes such calculation.

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

Earn-out Provisions

In addition to the 3,700,000 shares of Tempus Holdings common stock deliverable by Tempus Holdings to the Sellers at the Closing (as adjusted for Tempus working capital and debt), the Sellers would have the right to receive an additional earn-out payment of 1,550,000 Earn-out Shares if the trailing twelve month consolidated EBITDA, as adjusted to account for normal operations of Tempus Holdings and its subsidiaries exceeds $14,100,000 for any two consecutive fiscal quarters during the period from January 1, 2015 through December 31, 2017. The Sellers would further have the right to receive an additional 2,000,000 Earn-out Shares if the trailing twelve month consolidated EBITDA, as adjusted to account for normal operations, of Tempus Holdings and its subsidiaries exceeds $17,500,000 for any two consecutive fiscal quarters during the period from January 1, 2015 through December 31, 2017. The Sellers would further have the right to receive an additional 2,750,000 Earn-out Shares if the trailing twelve month consolidated EBITDA, as adjusted to account for normal operations, of Tempus Holdings and its subsidiaries exceeds $22,500,000 for any two consecutive fiscal quarters during the period from January 1, 2015 through December 31, 2017. The Sellers are eligible to receive a total of 6,300,000 Earn-out Shares under the Merger Agreement.

CHART ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

12.	MERGER AGREEMENT— (continued)

Earn-out Provisions— (continued)

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

Conditions to Closing of the Business Combination

The obligations of the parties to consummate the Business Combination are subject to the fulfillment (or waiver) of customary closing conditions of the respective parties. In addition, each parties’ obligations to consummate the Business Combination are subject to the fulfillment (or waiver) of other closing conditions, including: (a) completion of the tender offer by the Warrant Offerors to purchase up to 3,422,400 Chart warrants at a purchase price of $0.60 per warrant (the “Warrant Tender Offer”); (b) the receipt of the requisite approval from Chart stockholders of the Merger Agreement and the transactions contemplated thereby and of the Tempus Applied Solutions Holdings, Inc. 2015 Omnibus Equity Incentive Plan (the “Incentive Plan”); (c) a registration statement on Form S-4 registering the shares to be issued to Chart’s stockholders pursuant to the Merger Agreement shall have become effective; (d) the members of the board of directors of Tempus Holdings as specified in the Merger Agreement shall have been appointed to the board of directors of Tempus Holdings; and (e) Chart shall not have redeemed its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Additionally, the obligations of the Chart Parties to consummate the Business Combination are subject to the fulfillment (or waiver) of other closing conditions, including, among others: (i) the combined assets and liabilities of Chart and Tempus as of the Closing (but giving effect to the Closing, including any redemptions of Chart’s public shares), are such that on a combined basis, there will be net tangible assets (stockholders’ equity) of at least $5,000,001, plus an additional amount of unrestricted cash and cash equivalents sufficient to pay for any accrued expenses of Chart, Tempus and their respective subsidiaries through the Closing and to provide Tempus Holdings and its subsidiaries (including Tempus) with sufficient working capital as of the Closing to enable them to pay for expenses required under contracts entered into by Chart, Tempus or the respective subsidiaries at or prior to the Closing, as they come due; and (ii) Tempus shall have entered into one or more contracts providing for at least $100 million of revenues payable to Tempus within 12 months after the date of the Closing. Additionally, the obligations of Tempus and the Sellers to consummate the Business Combination are subject to the fulfillment (or waiver) of the closing condition that Tempus Holdings shall have filed with the Secretary of State of the State of Delaware an amendment and restatement of its certificate of incorporation in the form attached to the Merger Agreement.

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

CHART ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

13.	COMPLIANCE

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

On March 2, 2015, the Company received a letter from NASDAQ stating that the Panel had determined to delist the Company’s securities from NASDAQ, and will suspend trading in the Company’s securities effective at the open of business on March 5, 2015, due to the Company’s failure to demonstrate compliance with the minimum shareholder requirements. NASDAQ further indicated that it would complete the delisting action by filing a Form 25 Notification of Delisting with the SEC after all applicable appeal periods have lapsed. The Company decided not to appeal the Panel’s delisting determination.

On April 27, 2015, NASDAQ issued a press release stating that it will delist the Company’s common stock, warrant, and units which were suspended on March 5, 2015 and have not traded on NASDAQ since that time. On April 28, 2015, NASDAQ filed a Form 25 with the SEC to complete the delisting. The delisting will become effective ten days after the filing of the Form 25. The Company’s common stock, warrants and units continue trading on the OTCQB market under the ticker symbols “CACG,” “CACGW” and “CACGU,” respectively.

14.	SUBSEQUENT EVENT

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting the following events disclosed in Notes 5, 12 and 13:

The Company issued a $140,000 unsecured non-interest bearing promissory note to our Sponsor on April 22, 2015. Payment on this note is due on the earlier of: (i) June 13, 2015 and (ii) the date on which the Company consummates an initial business combination.

On April 21, 2015, our Sponsor, Mr. Wright and Cowen commenced a tender offer to purchase up to 3,422,400 of our issued and outstanding warrants at a purchase price of $0.60 per warrant in connection with, and contingent upon, the consummation of the Business Combination

On April 27, 2015, NASDAQ issued a press release stating that it will delist the Company’s common stock, warrant, and units which were suspended on March 5, 2015 and have not traded on NASDAQ since that time. On April 28, 2015, NASDAQ filed a Form 25 with the SEC to complete the delisting. The delisting will become effective ten days after the filing of the Form 25. The Company’s common stock, warrants and units continue trading on the OTCQB market under the ticker symbols “CACG,” “CACGW” and “CACGU,” respectively.

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

On September 5, 2014, the Company held a special meeting of stockholders (the “September 2014 Meeting”) at which the stockholders approved the following items: (i) an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) extending the date by which the Company must consummate its initial business combination from September 13, 2014 to March 13, 2015, (ii) an amendment to the Charter permitting stockholders to redeem their public shares for a pro rata portion of the funds available in the Company’s trust account (the “Trust Account”) and authorizing the Company and Continental Stock Transfer & Trust Company (“Continental”), the trustee of the Trust Account, to disburse such redemption payments (the “Redemption Rights Amendment”) and (iii) an amendment and restatement of the Investment Management Trust Agreement (as amended and restated, the “Trust Agreement”) between the Company and Continental permitting distributions from the Trust Account to those persons holding shares of common stock comprising part of the units sold in the Company’s initial public offering who wish to exercise their redemption rights in connection with the September 2014 Meeting, and extending the date on which to liquidate the Trust Account in accordance with the Trust Agreement to March 13, 2015 (the “Trust Amendment”). The affirmative vote of holders of at least sixty-five percent of the issued and outstanding shares of the Company was required to approve each of the proposals. The number of shares of common stock redeemed in connection with the September 2014 Meeting was 964,691.

In August 2014, our Sponsor, Mr. Wright and Cowen commenced a tender offer to purchase up to 3,750,000 of our issued and outstanding warrants at a purchase price of $0.30 per warrant in connection with the Meeting. A total of 7,700 warrants were validly tendered and not withdrawn in the tender offer. In September 2014, our Sponsor, Mr. Wright and Cowen accepted for purchase all such warrants for an aggregate purchase price of $2,310.

On January 5, 2015, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Tempus Applied Solutions LLC, a Delaware limited liability company (“Tempus”), the current holders of Tempus’ membership interests (the “Sellers”), Benjamin Scott Terry and John G. Gulbin III, together, in their capacity under the Merger Agreement as the representative of the Sellers for the purposes set forth therein (the “Members’ Representative”), Tempus Applied Solutions Holdings, Inc., a newly formed and wholly-owned subsidiary which will be the holding company for Tempus and Chart following the consummation of the Business Combination (as defined below) (“Tempus Holdings”), Chart Merger Sub Inc., a newly formed wholly-owned subsidiary of Tempus Holdings (“Chart Merger Sub”), TAS Merger Sub LLC, a newly formed wholly-owned subsidiary of Tempus Holdings (“Tempus Merger Sub”), Chart Acquisition Group LLC in its capacity under the Merger Agreement as the representative of the equity holders of Chart and Tempus Holdings (other than the Sellers and their successors and assigns) in accordance with the terms thereof (the “Chart Representative”) and, for the limited purposes set forth therein, the Sponsor, Mr. Wright and Cowen (together, the “Warrant Offerors”). On March 20, 2015, the Company entered into a First Amendment to Merger Agreement (the “First Amendment”), by and among the Company, Tempus, the Sellers, the Members’ Representative, Tempus Holdings, Chart Merger Sub, Tempus Merger Sub, Chart Acquisition Group LLC, the “Chart Representative and the Warrant Offerors.

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

In the Chart Merger, the outstanding equity securities of Chart would be cancelled and the holders of outstanding shares of Chart common stock and warrants would receive substantially identical securities of Tempus Holdings. In the Tempus Merger, the outstanding membership interests of Tempus would be cancelled in exchange for the right of the Sellers to receive as the aggregate merger consideration 3,700,000 shares of Tempus Holdings common stock, subject to certain adjustments, plus an additional right to receive potentially up to 6,300,000 shares of Tempus Holdings common stock as an earn-out if certain financial milestones are achieved (the “Earn-out Shares”).

As a result of the consummation of the Business Combination, each of Chart Merger Sub and Tempus Merger Sub would cease to exist, Chart and Tempus would become wholly-owned subsidiaries of Tempus Holdings, and the equity holders of Chart and Tempus would become the stockholders of Tempus Holdings. In addition, the consummation of the Business Combination is subject to the completion of the Warrant Offerors’ offer to purchase up to 3,422,400 warrants to purchase common stock of Chart at a purchase price of $0.60 per warrant (the “Warrant Tender Offer”). The Warrant Tender Offer commenced on April 21, 2015. Chart will provide its stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes, upon the consummation of the Business Combination. For additional information relating to the Merger Agreement and the Business Combination, see the Registration Statement on Form S-4, initially filed by Tempus Holdings with the SEC on January 9, 2015, as amended on April 20, 2015.

On January 5, 2015, in connection with the execution of the Merger Agreement and the supporting agreements, the parties to the Equity Transfer and Acquisition Agreement, dated July 15, 2014 (the “Purchase Agreement”), and the Supporting Stockholder Agreement, dated July 15, 2014 (the “Old SSA”), entered into a Termination Agreement, by and among Chart, Tempus Group Holdings, LLC, Tempus Intermediate Holdings each of the members of Tempus Intermediate Holdings, Benjamin Scott Terry and John G. Gulbin III, as the Members’ Representative under the Purchase Agreement, Chart Acquisition Group LLC, Mr. Joseph Wright and Cowen, as the Warrant Offerors under the Purchase Agreement, and Chart Acquisition Group, LLC, The Chart Group, L.P., Christopher D. Brady, Joseph Wright and Cowen, as the Stockholders under the Old SSA, pursuant to which the Purchase Agreement and the Old SSA were each terminated, effective immediately, and are no longer of any force or effect.

On March 11, 2015, the Company held a special meeting of stockholders (the “March 2015 Meeting”). At the March 2015 Meeting, the stockholders approved the following items: (i) an amendment to the Company’s Charter extending the date by which the Company must consummate its initial business combination from March 13, 2015 to June 13, 2015, (ii) an amendment to the Charter permitting stockholders to redeem their public shares for a pro rata portion of the funds available in the Trust Account and authorizing the Company and Continental, the trustee of the Trust Account, to disburse such redemption payments and (iii) an amendment and restatement of the Trust Agreement between the Company and Continental permitting distributions from the Trust Account to those persons holding shares of common stock comprising part of the units sold in the public offering who wish to exercise their redemption rights in connection with the March 2015 Meeting, and extending the date on which to liquidate the Trust Account in accordance with the Trust Agreement to June 13, 2015. The affirmative vote of holders of at least sixty-five percent of the issued and outstanding shares of the Company was required to approve each of the proposals.

In connection with the March 2015 Meeting, 3,558,385 shares were redeemed by the Company at a price of $10.00 per share, for a total redemption amount of $35,583,850. As of March 31, 2015, $29,769,639 was held in the Trust Account after the foregoing redemptions

In March 2015, our Sponsor, Mr. Wright and Cowen commenced a tender offer to purchase up to 7,492,300 of our issued and outstanding warrants at a purchase price of $0.30 per warrant in connection with the Meeting. A total of 647,500 warrants were validly tendered and not withdrawn in the tender offer. In March 2015, our Sponsor, Mr. Wright and Cowen accepted for purchase all such warrants for an aggregate purchase price of $194,250.

Results of Operations

For the three months ended March 31, 2015 we had a net gain of $1,243,566, consisting primarily of a change in the fair value of the warrant liability offset by general and administrative expenses.

For the three months ended March 31, 2014 we had a net gain of $26,002, consisting primarily of a change in the fair value of the warrant liability offset by general and administrative expenses.

We have neither engaged in any operations nor generated any revenues to date.  All activity through March 31, 2015 relates to our formation, our private placements and offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters.  Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial business combination, at the earliest.  We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities.   We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of March 31, 2015, approximately $30 million was held in the trust account and we had cash outside of trust of approximately $67,000 (from the proceeds of certain notes) and approximately $2,496,000 in accounts payable and accrued expenses. All interest income on the balance of the trust accounts may be available to us to fund our working capital requirements. For the three months ended March 31, 2015, the Company has withdrawn $3,263 in funds from interest earned on the trust proceeds. Other than the deferred underwriting fees, no amounts are payable to the underwriters of our initial public offering in the event of a business combination. On April 22, 2015, we issued an additional $140,000 promissory note to the Sponsor, which funds are available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. We believe that we have sufficient funds available to conduct the normal operations of the business. However, we may need to obtain additional financing to consummate our initial business combination by June 13, 2015.

Liquidity and Capital Resources

On December 19, 2012, we consummated our offering of 7,500,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our offering, we consummated the private sale of 375,000 units to our sponsor, Joseph Wright and Cowen for $3.75 million. We received net proceeds from our offering and the sale of the placement units of approximately $76,120,000 net of the non-deferred portion of the underwriting commissions of $2,062,050 and offering costs of approximately $567,550. Upon the closing of the offering and the private placement, $75,000,000 was placed into a trust account while the remaining funds were placed in an account outside the trust for working capital purposes.

On September 5, 2014, 964,691 shares of common stock were redeemed at a price of $10.00 per share for a total redemption amount of $9,646,910.

On March 11, 2015, 3,558,385 shares of common stock were redeemed at a price of $10.00 per share for a total redemption amount of $35,583,850.

As of March 31, 2015, investment securities in our trust account consisted of $29,767,691 in United States money market mutual fund securities. In March 2015, the Company renewed its officers and directors insurance covering a 3 month period from March 13, 2015 through June 13, 2015 for a cost of $29,920. The invoice was paid in April 2015. As of March 31, 2015, we had a cash and cash equivalent balance of $66,907 held outside of our trust account after issuance of $450,000 in notes, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. We believe that we have sufficient funds available to conduct the normal operations of the business. However, we may need to obtain additional financing to consummate our initial business combination by June 13, 2015.

For the three months ended March 31, 2015, we used cash of $533,025 in operating activities, which was largely attributable to a loss from operations of approximately $884,140 (exclusive of a non-cash gain from the change in fair value of the warrant liability).

For the three months ended March 31, 2014, we used cash of $220,463 in operating activities, which was largely attributable to a loss from operations of approximately $452,616 (exclusive of a non-cash gain from the change in fair value of the warrant liability).

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less amounts released to us for working capital purposes or to pay taxes and deferred underwriting commissions) to consummate our initial business combination. We may use all interest earned on the trust account for purposes of working capital, to pay taxes and dissolution expenses. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding to be approximately $78,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Arrangements

None.

Contractual obligations

The Company issued a $246,667 unsecured non-interest bearing promissory note to our Sponsor on February 10, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note was initially payable on the earlier of (i) the date that is nine (9) months from the date of the note or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at the Sponsor’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 or (ii) the date on which the Company consummates its initial business combination. On March 11, 2015, the promissory note was further amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $215,834 unsecured non-interest bearing promissory note to our Sponsor on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at the Sponsor’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $246,667 unsecured non-interest bearing promissory note to our Sponsor on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $277,500 unsecured non-interest bearing promissory note to our Sponsor on February 4, 2015. The proceeds from the loan will be used for working capital purposes. Payment on this note is due on the earlier of: (i) March 13, 2015 and (ii) the date on which we consummate our initial business combination. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $140,000 unsecured non-interest bearing promissory note to our Sponsor on April 22, 2015. Payment on this note is due on the earlier of: (i) June 13, 2015 and (ii) the date on which the Company consummates an initial business combination.

The Company issued a $140,000 unsecured non-interest bearing promissory note to Cowen, an affiliate of one of our directors, on February 4, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note was initially payable on the date of the consummation of an initial business combination. The notes are convertible at Cowen’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 or (ii) the date on which the Company consummates its initial business combination. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $122,500 unsecured non-interest bearing promissory note to Cowen on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at Cowen’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $140,000 unsecured non-interest bearing promissory note to Cowen on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $157,500 unsecured non-interest bearing promissory note to Cowen on February 4, 2015. The proceeds from the loan will be used for working capital purposes. Payment on the notes are due on the earlier of: (i) March 13, 2015 and (ii) the date on which we consummate our initial business combination. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $13,333 unsecured non-interest bearing promissory note to Joseph Wright, our Chairman and Chief Executive Officer, on February 7, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note was initially payable on the date of the consummation of an initial business combination. The notes are convertible at Mr. Wright’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On September 9, 2014, the promissory note was amended to provide that the payment date shall be the earlier of: (i) March 13, 2015 or (ii) the date on which the Company consummates its initial business combination. On March 11, 2015, the promissory note was further amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $11,666 unsecured non-interest bearing promissory note to Mr. Wright on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. The notes are convertible at Mr. Wright’s election upon the consummation of an initial business combination. Upon such election, the notes will convert, at a price of $0.75 per share, into warrants to purchase common stock of the Company. These warrants would be identical to the placement warrants. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $13,333 unsecured non-interest bearing promissory note to Mr. Wright on September 9, 2014. The proceeds from the loan were used for working capital purposes of the Company. The principal balance of the note is payable on the earlier of (i) March 13, 2015 or (ii) the date on which the Company consummates an initial business combination. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

The Company issued a $15,000 unsecured non-interest bearing promissory note to Mr. Wright on February 4, 2015. The proceeds from the loan will be used for working capital purposes. Payment on the notes are due on the earlier of: (i) March 13, 2015 and (ii) the date on which we consummate our initial business combination. On March 11, 2015, the promissory note was amended to provide that the payment date shall be the earlier of: (i) June 13, 2015 or (ii) the date on which the Company consummates its initial business combination.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company did have dilutive securities (warrants and notes that convert into warrants) that could, potentially, be exercised or converted into common shares. However, since the exercise price of the dilutive securities are in excess of the average Company’s stock price for the three months ended March 31, 2015, it is deemed out of the money. Accordingly, no incremental shares were included in the calculation of diluted earnings per share. As a result, diluted income per common share is the same as basic income per share for periods presented.

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

Redeemable Common Stock

All of the common shares sold as part of the units in the public offering and still outstanding as of March 31, 2015, contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC Topic 480 "Distinguishing Liabilities from Equity", redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC Topic 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

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

Accordingly, at March 31, 2015, 1,619,054 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.00 at March 31, 2015 ).

Income Tax

 The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for the differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. As of March 31, 2015 and December 31, 2014, the Company has net deferred tax assets of approximately $511,000 and $951,000, respectively, before any valuation allowance, mainly related to change in the fair value of its warrant liability, net operating loss carry forwards and startup costs. The income taxes differed from the 35% expected rate due to the valuation allowance on its deferred tax assets. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

 As of March 31, 2015, the Company has federal net operating loss carryforwards of $125,000 that will begin to expire in 2032.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2015. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2015.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities regarding its income tax liability. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding to be approximately $78,000.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in the Registration Statement on Form S-4 initially filed by Tempus Holdings with the SEC on January 9, 2015, as amended (the “Form S-4”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes, except as provided below, to the risk factors disclosed in our Form 10-K/A for the year ended December 31, 2014, except we may disclose changes to such factors or disclose additional factors from time to time in the Form S-4 or in our future filings with the SEC.

NASDAQ has delisted our securities from trading on its exchange, which may limit investors’ ability to make transactions in our securities and reduce the liquidity of our securities.

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

On March 2, 2015, the Company received a letter from NASDAQ stating that the Panel had determined to delist the Company’s securities from NASDAQ, and will suspend trading in the Company’s securities effective at the open of business on March 5, 2015, due to the Company’s failure to demonstrate compliance with the minimum shareholder requirements. NASDAQ further indicated that it would complete the delisting action by filing a Form 25 Notification of Delisting with the SEC after all applicable appeal periods have lapsed. The Company decided not to appeal the Panel’s delisting determination.

On April 27, 2015, NASDAQ issued a press release stating that it will delist the Company’s common stock, warrant, and units which were suspended on March 5, 2015 and have not traded on NASDAQ since that time. On April 28, 2015, NASDAQ filed a Form 25 with the SEC to complete the delisting. The delisting will become effective ten days after the filing of the Form 25. The Company’s common stock, warrants and units continue trading on the OTCQB market under the ticker symbols “CACG,” “CACGW” and “CACGU,” respectively.

As a result of our delisting from trading on the NASDAQ Capital Market, we could face adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, once our securities are delisted from NASDAQ, they will no longer be considered covered securities and we will be subject to regulation in each state in which we offer our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated January 5, 2015, by and among Tempus Applied Solutions, LLC, the Members of Tempus Applied Solutions, LLC, the Members’ Representative, Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Merger Sub Inc., TAS Merger Sub LLC, the Chart Representative and the Warrant Offerors (incorporated by reference as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2015)

2.2

First Amendment to the Agreement and Plan of Merger, dated March 20, 2015, by and among Tempus Applied Solutions, LLC, the Members of Tempus Applied Solutions, LLC, the Members’ Representative, Chart Acquisition Corp., Tempus Applied Solutions Holdings, Inc., Chart Merger Sub Inc., TAS Merger Sub LLC, the Chart Representative and the Warrant Offerors (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2015)

3.1

Amended and Restated Certificate of Incorporation, as filed with the State of Delaware on March 12, 2015 (incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2015)

10.1

Supporting Stockholder Agreement, dated January 5, 2015, by and among Tempus Applied Solutions LLC, the Members’ Representative and the stockholders of Chart Acquisition Corp. named therein (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2015)

10.2	Form of Registration Rights Agreement by and among Tempus Applied Solutions Holdings, Inc. and the stockholders of Tempus Applied Solutions Holdings, Inc. named therein (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2015)

10.3	Form of Non-Competition and Non-Solicitation Agreement by John G. Gulbin III and Tempus Intermediate Holdings, LLC in favor of and for the benefit of Tempus Applied Solutions Holdings, Inc., Tempus Applied Solutions, LLC, and each of their respective present and future successors and direct and indirect subsidiaries (incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2015)

10.4

Termination Agreement, dated January 5, 2015, by and among Chart Acquisition Corp., Tempus Group Holdings, LLC, Tempus Intermediate Holdings, LLC, each of the members of Tempus Intermediate Holdings, LLC, the Members’ Representative, the Warrant Offerors and the Stockholders (incorporated by as Exhibit 10.4 reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2015)

10.5	Form of Promissory Note, dated February 4, 2015 (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2015)

10.6	Second Amended and Restated Investment Management Trust Agreement, dated March 11, 2015, by and between Chart Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2015)

10.7

Second Amended and Restated Warrant Agreement, dated March 11, 2015, by and between Chart Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2015)

10.8	Form of Letter Agreement, dated March 11, 2015 (incorporated by reference as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2015)

10.9

Form of Second Amended and Restated Letter Agreement, dated March 11, 2015, by and among Chart Acquisition Corp., certain of Chart Acquisition Corp.’s security holders and the officers and directors of Chart Acquisition Corp., Deutsche Bank Securities, Inc. and Cowen Investments, LLC (incorporated by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2015)

10.10

Second Amended and Restated Escrow Agreement, dated March 11, 2015, by and between Chart Acquisition Group, LLC, Joseph Wright, and Cowen Investments LLC, Continental Stock Transfer & Trust Company, and Deutsche Bank Securities, Inc. and Cowen and Company, LLC (incorporated by reference as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2015)

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

CHART ACQUISITION CORP.

Dated: May 11, 2015	/s/ Joseph Wright
Joseph Wright Chief Executive Officer (Principal executive officer)

Dated: May 11, 2015	/s/ Michael LaBarbera
Michael LaBarbera Chief Financial Officer (Principal financial and accounting officer)

